Form 10-K
period 2025-12-31
Warburg Pincus Access Fund, L.P.
filed 2026-01-29
CIK 2082826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File No. 000-56778

Warburg Pincus Access Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware	39-3512234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Lexington Avenue

New York, New York 10017

(Address of principal executive offices) (Zip Code)

(212) 878-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A1 Limited Partnership Units

Class A2 Limited Partnership Units

Class A3 Limited Partnership Units

Class A4 Limited Partnership Units

Class B1 Limited Partnership Units

Class B2 Limited Partnership Units

Class B3 Limited Partnership Units

Class B4 Limited Partnership Units

Class C1 Limited Partnership Units

Class C2 Limited Partnership Units

Class D Limited Partnership Units

Class E Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2025, there was no established public market for the registrant’s limited partnership units.

As of January 28, 2026, the registrant had 400 Class E limited partnership units outstanding. No other limited partnership units were outstanding as of such date.

Terms Used in This Report

In this Annual Report on Form 10-K (the “Report”), except where the context suggests otherwise:

•

the term “Aggregator” refers to Warburg Pincus Access Master Aggregator, L.P., a Cayman Islands exempted limited partnership, and any successor or intermediate vehicle or vehicles through which the Fund, any Parallel Fund (as defined below), and WP ACE Lux (as defined below) invest their assets in order to aggregate their holdings;

•	the term “Business Day” means any day other than a Saturday, Sunday or other day on which banks are authorized or required by law to be closed in New York City;

•	the term “Feeder” refers to Warburg Pincus Access Fund (TE), L.P., a Delaware limited partnership, and a Feeder Vehicle (as defined below) of WP ACE;

•	the term “Fund” refers to Warburg Pincus Access Fund, L.P., a Delaware limited partnership;

•	the term “General Partner” refers to Warburg Pincus Access Fund GP, L.P., the Fund’s general partner;

•

the term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments directly or indirectly through (i) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each a “Corporation”) or (ii) one or more limited liability companies, limited partnerships or other entities, whether formed in a U.S. or non-U.S. jurisdiction (each, a “Lower Entity”), including the Aggregator;

•	the term “Manager” refers to Warburg Pincus LLC, the Fund’s investment manager;

•	the term “NAV” refers to net asset value;

•

the term “Other Warburg Pincus Funds” refers to, individually and collectively, as the context requires, any of the following: investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Warburg Pincus or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Warburg Pincus’ or its affiliates’ side-by-side or additional general partner investments), including WP ACE Lux;

•

the term “Parallel Funds” refers to one or more parallel investment entities, the structure and terms of which could differ from that of the Fund but that generally are expected to invest proportionately in all transactions on substantially the same terms and conditions as the Fund, except as necessary to address legal, tax, regulatory, investment or other considerations (as determined in the General Partner’s discretion), but, for the avoidance of doubt, does not include WP ACE Lux;

•	the term “Sponsor” refers to, individually and collectively, as the context or applicable law requires, the General Partner and the Manager;

•

the term “Unitholders” refers to holders of our limited partnership units (the “Units”). Initially, there are ten classes of Units available to investors in the Fund (each a “Class”): Class A1 (“Class A1” or the “Class A1 Units”), Class A2 (“Class A2” or the “Class A2 Units”), Class A3 (“Class A3” or the “Class A3 Units”), Class A4 (“Class A4” or the “Class A4 Units”), Class B1 (“Class B1” or the “Class B1 Units”), Class B2 (“Class B2” or the “Class B2 Units”), Class B3 (“Class B3”

or the “Class B3 Units”), Class B4 (“Class B4” or the “Class B4 Units”), Class C1 (“Class C1” or the “Class C1 Units”), and Class C2 (“Class C2” or the “Class C2 Units”). The Class A1, A2, A3, A4, B1, B2, B3, B4, C1 and C2 Units are referred to collectively as the “Investor Units.” Additionally, Class D (“Class D” or the “Class D Units”) will generally only be available for purchase (i) by family members of Warburg Pincus investment professionals, employees and advisors, consultants, current and former portfolio executives, advisors and other individuals with a pre-existing business relationship with Warburg Pincus (including, in each case, their respective related estate- and tax-planning vehicles), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the private placement memorandum. Class E (“Class E” or the “Class E Units”) will generally only be available for purchase (i) by Warburg Pincus, the Manager, the General Partner or their respective affiliates, Fund directors (including, for the avoidance of doubt, Independent Directors) and officers, and Warburg Pincus’ investment professionals, employees, advisors, and certain former investment professionals and employees, including certain Special Limited Partners (as defined below) (which, for this purpose, shall include estate- and tax-planning vehicles and other entities funded by or associated with such persons), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the private placement memorandum. The General Partner shall be permitted to offer one or more Classes in series, in which case, a new series of Units of that Class will be issued with respect to each Subscription Date (as defined below) when Units of that Class are issued (each, a “Series”). Any reference to a Class shall be a reference to each Series of the relevant Class, as applicable;

•	the term “Warburg Pincus” refers collectively to Warburg Pincus & Co. and its subsidiaries and affiliated management and general partner entities;

•

the terms “WP ACE,” “we,” “us” or “our” collectively refer to the Fund and its subsidiaries, Intermediate Entities, the Aggregator and its consolidated subsidiaries and any Parallel Funds, as the context requires; and

•

the term “WP ACE Lux” refers to Warburg Pincus Access Fund S.A. SICAV, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities, but excluding WP ACE.

This Report does not constitute an offer of WP ACE or any Other Warburg Pincus Fund.

References herein to “expertise,” any party being an “expert,” or awards received, degrees conferred or other particular skillsets, are based solely on the belief of the Fund and are provided only to indicate proficiency as compared to an average person. Such references in no way limit the exculpation provisions and related standard of care as more fully described herein. Such references should not be construed or relied upon as an indication of future performance or other future outcomes. Similarly, references herein to “unique” and similar expressions and derivations are also based solely on the belief of the Fund and are not intended to refer to an exclusively single practice, but to possessing characteristics of distinctiveness not found universally in the market. In addition, unless the context otherwise requires, the words “include,” “includes,” “including” and other words of similar import are meant to be illustrative rather than restrictive.

Forward-Looking Statements

This Report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe the Fund’s future operations, business plans, business and investment strategies and portfolio management and the performance of the Fund’s investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “remain,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. The Fund’s actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	our ability to source adequate investment opportunities to efficiently deploy capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our inability to control the business operations of our portfolio companies, and potential inability to dispose of our interests in our portfolio companies;

•	our current and expected financing arrangements and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Sponsor or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	our ability to recover unrealized losses;

•	competition for investment opportunities and the ability of the Sponsor to locate suitable investments for us and to monitor and administer our investments;

•	the outcome and impact of any litigation or regulatory proceeding;

•	our dependence on our and third parties’ communications and information systems;

•	our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;

•	the ability of the Manager to manage and support our investment process;

•

the Manager’s liability being limited under the Investment Management Agreement (as defined below) and the requirement for us to indemnify the Manager against certain liabilities, which may lead the Manager to act in a riskier manner on our behalf than it would when acting for its own account;

•	the Manager’s compliance with pay-to-play laws, regulations and policies;

•	the ability of the Sponsor or its affiliates to attract and retain highly talented professionals;

•	actual and potential conflicts associated with investments by employees or affiliates of Warburg Pincus in us;

•	our access to confidential information that may restrict our ability to take action with respect to some investments;

•	our ability to manage the impact of any changes to current operating policies, investment criteria or strategies;

•	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position;

•

changes in political, economic, industry, legal and regulatory conditions, the interest rate environment, tariffs and trade policies, inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, terrorist acts, wars, natural disasters, inflation, supply chain disruptions and the conflicts in Ukraine or the Middle East;

•	the tax status of the enterprises in which we may invest; and

•

the risks, uncertainties and other factors we identify in “Item 1A. Risk Factors” in this Report, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) that we make from time to time.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Report should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Report. These projections and forward-looking statements apply only as of the date of this Report. Moreover, the Fund assumes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect the Fund’s business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors the Fund faces, which are set forth in the section entitled “Item 1A. Risk Factors” in this Report.

•

Although Warburg Pincus has extensive investment experience generally, the Fund and the General Partner are recently formed entities with no operating history since, as of the date of this Report, the Fund has not commenced operations upon which to evaluate the Fund’s likely performance. The Fund will employ a strategy or strategies, in whole or in part, that differ from that of prior Warburg Pincus private equity funds.

•	The Fund is a “blind pool” fund and thus you will not have the opportunity to evaluate our future investments before we make them.

•

An investment in our Units is not suitable for you if you need ready access to the money you invest. The Fund is designed primarily for long-term investors and an investment in the Units should be considered illiquid.

•

There is no current public trading market for the Units and the Fund does not currently intend to list its Units on any securities exchange. The Fund does not expect that a secondary market in its Units will develop. Therefore, the repurchase of Units by the Fund will likely be the only way to dispose of Units. The Fund intends to implement a Repurchase Program (as defined below) for the Units whereby the Fund would repurchase, in any calendar quarter, up to 5% of the aggregate NAV attributable to the Units as of the close of the previous calendar quarter, but there is no guarantee that the Fund will be able to make such repurchases. This means that an investment in our Units will be more illiquid than many other investment products or portfolios. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for a certain minimum time period (which period of time varies depending on the Class of Units, as described herein) will be subject to an early repurchase price deduction equal to 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date (as defined below)) (the “Early Repurchase Deduction”). Furthermore, the Repurchase Program is at the sole discretion of the General Partner, and the Fund may choose to repurchase fewer Units than have been requested in any particular quarter to be repurchased under its Repurchase Program, or none at all, in the General Partner’s discretion at any time.

•

The General Partner may restrict transfers in its sole discretion, including those that would, among other things, violate the Securities Act of 1933, as amended (the “1933 Act”), any state securities laws or other applicable laws, cause us to lose our status as a partnership under the Code (as defined below) or become required to register under the Investment Company Act of 1940, as amended (the “1940 Act”).

•

The purchase and repurchase price for our Units will not be based on any public trading market but will be based on the Fund’s NAV. The calculation of the NAV for purposes of subscriptions, repurchases and other purposes described herein shall be made in accordance with the methodology set forth in the Fund’s Valuation Policy (as defined below), which will be approved by the Board (as defined below). Such methodology may differ in certain respects from the methodology required pursuant to accounting principles generally accepted in the United States of America (“GAAP”). While there will be independent valuations of our Direct Investments (as defined below) from time to time, the valuation of certain Investments (as defined below) may be inherently subjective and our NAV may not accurately reflect the actual price at which our Investments could be liquidated on any given day. WP ACE’s accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements.

•

The Partnership Agreement (as defined below) designates the state courts of the State of Delaware, the state courts of the State of New York located in and for the County of New York, or the federal courts located in the State of Delaware or in and for the County of New York as the exclusive forum for actions or proceedings related to the Partnership Agreement or federal securities laws and the rules and regulations thereunder, which could limit our Unitholders’ ability to obtain a favorable judicial forum. The Partnership Agreement also includes a jury trial waiver that may limit the ability of Unitholders to bring or demand a jury trial, which could discourage lawsuits with respect to such claims, and, if found unenforceable, could result in the Fund incurring additional costs.

•

The Fund may directly or indirectly incur leverage on a portfolio or investment basis at the level of the Fund and/or its portfolio companies, or at the level of assets or any asset-level holding entities, whether on a temporary or long-term basis, which increases our exposure to loss. While investments in leveraged companies offer the opportunity for capital appreciation, such investments also involve a higher degree of risk and will increase the exposure of such investments to adverse economic factors.

•

The private equity industry generally, and the Fund’s investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of Warburg Pincus’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of the investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. The activity of identifying, buying and selling private equity investments is highly competitive, involves a high degree of uncertainty and is subject to the prevailing capital market, regulatory or political environment.

•

The Fund’s Investments may be concentrated at any time in a limited number of sectors, geographies or investments. Concentration in a single sector may involve risks greater than those generally associated with diversified investment funds, including significant fluctuations in returns. Moreover, since all of the Fund’s Investments cannot reasonably be expected to perform well or even return capital, for the Fund to achieve above-average returns, one or a few of its Investments must perform very well. There can be no assurance that this will be the case.

•

We are dependent on the Sponsor to conduct our operations, as well as the persons and firms the Sponsor retains to provide services on our behalf. Further, the success of WP ACE will depend in large part upon the skill and expertise of the Sponsor’s investment professionals. There can be no assurance that any portfolio company’s management team will be able to operate successfully or that the management team of a portfolio company on the date an investment is made will remain the same throughout the period the investment is held by WP ACE, or that WP ACE’s portfolio companies will be able to attract, develop and integrate other suitable personnel following the making of WP ACE’s investments. The Sponsor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among WP ACE and Other Warburg Pincus Funds, the allocation of time of its investment professionals and the fees that we will pay to the Sponsor.

•

There can be no assurance that any opportunity will be allocated to the Fund, and all or any portion of an investment opportunity that the General Partner determines in its sole discretion is not appropriate for the Fund, or is more appropriate for any Other Warburg Pincus Fund, may be pursued by the General Partner and its affiliates outside of the Fund. The Fund may be limited in the amount of any particular investment it is allocated due to contractual or other arrangements with Other Warburg Pincus Funds (or may not receive an allocation in certain cases).

•

Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board.

Part I.

Item 1. Business

Overview

Warburg Pincus Access Fund, L.P. forms a part of WP ACE, an investment program designed to offer eligible individuals access to Warburg Pincus’s private equity platform (the “PE Platform”). Each of our general partner, Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership, (the “General Partner”) and our investment manager, Warburg Pincus LLC, a New York limited liability company, is an affiliate of Warburg Pincus. As used herein, “affiliate” means, with respect to a person, any other person that either directly or indirectly controls, is controlled by or is under common control with the first person provided that no portfolio company or investment of the Fund or any Other Warburg Pincus Fund shall be deemed to be an affiliate of Warburg Pincus or the Fund for purposes of this definition.

We intend to conduct a continuous private offering (the “Private Offering”) of our Units in reliance on exemptions from the registration requirements of the 1933 Act to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder). Separate eligibility requirements, including under Regulation S under the Exchange Act, may apply to non-U.S. investors in one or more Parallel Funds, which will collectively also form a part of WP ACE. Each potential Unitholder must also satisfy any eligible Unitholder qualifications as set forth in the form of subscription agreement between the Fund and each Unitholder (the “Subscription Agreement”) and any additional qualifications required by their financial intermediary. The Fund is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which we believe enables investors to better manage exposure to the private equity asset class. For the avoidance of doubt, this Report does not constitute an offer, and an offering may only be made by the Fund’s private placement memorandum.

As of the date of this Report, the Fund has not yet commenced investment operations and activities and, as a result, it currently does not hold any interests in any Investments (as defined below) and has not generated any revenues. See “—Investment Strategies” and “—Investment Process” below for information regarding the Fund’s process for identifying, evaluating and monitoring investments that will be utilized in connection with the deployment of the proceeds of the Private Offering. The Fund’s commencement of investment operations is contingent upon conducting a closing on the Initial Closing Date (as defined below). The General Partner shall be under no obligation to proceed with a closing, including a closing on the Initial Closing Date, until it determines, in its absolute discretion, that a sufficient level of capital has been raised to enable WP ACE to pursue its strategic objectives. If WP ACE does not hold a closing, investors that would have participated in such closing will not be admitted to WP ACE and no Units will be issued.

The Fund—Warburg Pincus Access Fund, L.P.

The Fund, a newly formed limited partnership, was formed on July 18, 2025 under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.

Our investment objective is to provide attractive risk-adjusted returns with lower volatility relative to public markets and achieve medium-to-long term capital appreciation primarily through investments in global private markets (“Private Equity Investments”).

Additionally, the General Partner has formed the Feeder for certain investors with particular tax characteristics, such as U.S. tax-exempt investors and non-U.S. investors. The Feeder intends to invest in the Fund indirectly through one or more non-U.S. entities treated as corporations for U.S. federal income tax purposes (each, a “Non-U.S. Corporation”) which in turn, intends to invest in corresponding Units in the Fund. The Feeder will only be offered to prospective investors who are both (i) accredited investors as defined in Regulation D under the 1933 Act and (ii) qualified purchasers as defined under the 1940 Act in reliance on Section 3(c)(7) therein. The Fund intends for any subsequent sales made by the Fund to future Feeder Vehicles or other available exemptions or exclusions under the 1940 Act. For the avoidance of doubt, the Feeder (and, indirectly, the investors in the Feeder) will bear a proportional share of the Management Fee, the Performance Participation Allocation and the Applicable Other Fees (each as defined below), and will not directly charge such fees to its investors.

Warburg Pincus and Warburg Pincus Private Equity Overview

Warburg Pincus is a pioneer of private equity global growth investing. A private partnership since 1966, Warburg Pincus has deep experience seeking to achieve enduring success for investors and management teams across market cycles. Warburg Pincus is headquartered in New York with offices in Amsterdam, Beijing, Berlin, Hong Kong, Houston, London, Luxembourg, Mauritius, Mumbai, San Francisco, São Paulo, Shanghai, Singapore, and Tokyo. While Warburg Pincus was founded and is headquartered in New York, it was one of the first truly global firms in the private equity industry. Warburg Pincus made its first investment outside the U.S. in Europe in 1983, and today, approximately half of Warburg Pincus’ investment professionals are based outside of the U.S. Warburg Pincus is a globally integrated multi-asset class investment firm recognized for its history, scale, and breadth within the private equity industry. Private equity remains Warburg Pincus’ primary business, accounting for approximately 90% of its assets under management (as of December 31, 2025) and serving as the foundation of its investment strategy and investment sourcing engine. Over its history, Warburg Pincus has sponsored 23 private equity funds, collectively aggregating over $120 billion in committed capital across such sponsorship. The private equity franchise is comprised of 15 “Global Funds” invested across a diverse array of vintages, sectors, and geographies, complemented by select “Companion Funds” raised to pursue additional opportunities alongside the Global Funds. Warburg Pincus’ Capital Solutions investment strategy, formalized in 2018 to build upon 20+ years of success making special situations private equity fund investments, is designed to flexibly generate attractive investment opportunities in various market environments. Warburg Pincus Capital Solutions seeks to deploy its wide-ranging investment toolkit and leverage Warburg Pincus’ global reach in order to pursue compelling opportunities through all stages of the economic cycle.

Investment Strategy and Portfolio Allocation Targets

As a pioneer of private equity growth investing, Warburg Pincus pursues a strategy of growth-focused, thesis-driven, global investing at scale. Warburg Pincus seeks to partner with talented entrepreneurs and management teams aligned with specific investment theses and leverage its global presence, sector depth, and network to develop differentiated themes across industries and geographies. Warburg Pincus focuses on four global core sectors—Technology, Financial Services, Healthcare, and Industrials—while also pursuing geography-specific opportunities such as Energy Transition & Sustainability in North America, and Real Estate and select Consumer investments in Asia. In addition to its core private equity business, Warburg Pincus also pursues strategic adjacent strategies in capital solutions, partnership solutions via general partner-led secondary transactions and, in Asia, real estate, broadening its ability to provide flexible investment structures and expand its opportunity set globally.

Warburg Pincus was among the first U.S. private equity firms to expand internationally, with early activity in Europe (1983), China (1994), and India (1996). Today, Warburg Pincus’ local teams and collaborative culture integrate bottom-up geographic and sector expertise with top-down thematic insights to identify and execute high-value investments worldwide. Its investor-first alignment model brings Warburg Pincus, its portfolio companies, and its investors together around a shared commitment to performance, while diversification by design across sectors, geographies, vintages, and asset classes underpins portfolio construction and risk management. This differentiated approach is intended to deliver consistent realization activity across cycles, strong and persistent returns with relatively low volatility, and position Warburg Pincus for long-term success.

The Fund intends to primarily focus on investing in or alongside certain current and future Warburg Pincus-managed strategies or direct transactions, with the objective of seeking to construct a diversified portfolio of investments globally (“Direct Investments”).

Direct Investments will principally be in equity and equity related instruments but may include other securities or interests such as debentures, convertible loan stock, options, warrants or debt instruments which are not equity-related (whether secured or unsecured and whether or not subordinated). Direct Investments may include, without limitation, shares, guarantees, notes, bonds, or other securities, financial or limited partner interests in, or in respect of, or associated with, any entity, vehicle or person and loans (whether secured or unsecured and whether or not subordinated) made to, or acquired by the Fund, in respect of, or associated with, any such entity, vehicle or person.

The Fund will also have the opportunity to invest in opportunistic deals which do not fall under one of Warburg Pincus’s existing strategies, thereby creating potential for an additional value-add for investors. Such investments shall also be considered Direct Investments.

The Fund intends to focus on Direct Investments but may also make capital commitments to funds or accounts (including continuation vehicles) that are or will be managed by Warburg Pincus or third-party fund managers (“Primary Commitments”) and participate in secondary market purchases of existing interests in Other Warburg Pincus Funds or funds managed by third-party fund managers (“Secondary Investments”). Each Direct Investment, Primary Commitment, and Secondary Investment shall be considered a “Core Investment.”

The Fund expects to invest up to 20% of its assets in debt and other types of instruments, including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities,” and together with the Core Investments, the “Investments”), in order to provide the Fund with income, manage overall portfolio risk and to provide a potential source of liquidity for the Repurchase Program.

These portfolio allocation targets are applied at the time of investment and assume the Fund is fully invested; later percentage changes will not require the Fund to dispose of, or acquire, an investment. For temporary capital preservation and/or liquidity management purposes (including, without limitation, in connection with implementing changes to the Fund’s investment allocations) and/or pending the deployment of subscriptions in investments or distribution, the Fund may allocate a substantially higher portion of its assets to Debt and Other Securities. In addition, the Fund’s Core Investments and/or Secondary Investments at any given time may exceed and/or otherwise vary materially from the allocation targets set out above (including but not limited to during the ramp-up period).

Beginning on the date that is four (4) years after the date on which the Fund first accepts third-party investors and begins investment operations (the “Initial Closing Date”), the Fund will be restricted so as to not invest more than 20% of NAV in any single portfolio company, measured at the time of investment; provided that no remedial action will be required if such restriction is exceeded for any reason other than the acquisition of a new investment (including the exercise of rights attached to an Investment). For the avoidance of doubt, this restriction shall not apply to investments in funds or other investment vehicles which invest in multiple portfolio companies or portfolios of investments or funds. A breach of the investment restrictions applicable to the Fund due to any reason other than an acquisition, an origination or a purchase of an investment subject to such restriction (including, for the avoidance of doubt and without limitation, if the applicable investment restrictions are breached due to (a) a decrease of NAV or the increase in the value of any Investment, (b) subscriptions and/or redemptions, (c) the disposition of investments, (d) a merger or other combination of investments and/or (e) any other reasons that do not involve the active increase of the Fund’s exposure to such investment) will not constitute a breach of such investment restrictions (a “Passive Breach”). Further, an investment that would have been permitted at the time (x) a binding agreement was entered into with respect to such investment, (y) a deposit with respect to such investment became non-refundable or (z) the Fund otherwise made a binding commitment to acquire, or fund such investment shall be permitted to be made, regardless of any subsequent decrease of NAV, any increase of the value of an Investment, or any distributions, redemptions, dispositions, recapitalizations, refinancings, restructurings or follow-on investments or other occurrences that result in such investment being otherwise non-compliant at the time such investment is made. The Manager is under no obligation to correct a Passive Breach nor to notify it to Unitholders.

The Fund may hold certain investments directly or indirectly through Intermediate Entities. Further, the Fund expects to make Investments through special purpose vehicles, operating companies or platforms, joint ventures, other investment vehicles and listed companies. We may make Investments by investing in or alongside Other Warburg Pincus Funds, subject to the terms and conditions of our and such Other Warburg Pincus Funds’ governing documents.

The Fund may utilize leverage, incur indebtedness, make guarantees and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment, subject to certain limitations, and leverage may be used more heavily by certain investment strategies, such as Debt and Other Securities, particularly during the ramp-up period. See “—Leverage” below for more information regarding WP ACE’s utilization of leverage. WP ACE may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. See “Item 1A. Risk Factors” for a discussion of the risks inherent in employing leverage and engaging in hedging transactions.

The Manager and the General Partner

The Fund will execute the investment management agreement (the “Investment Management Agreement”) with Warburg Pincus LLC (previously defined as the “Manager”), and the amended and restated limited partnership agreement, as may be further amended and restated from time to time (the “Partnership Agreement”), with Warburg Pincus Access Fund GP, L.P. (previously defined as the “General Partner” and, together with the Manager, the “Sponsor”), pursuant to which the Sponsor will manage the Fund on a day-to-day basis.

Overall responsibility for WP ACE oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors” or “Board”) with respect to our periodic reports under the Exchange Act and certain situations involving conflicts of interest. See “—The Board of Directors” and “—Partnership Agreement” below for further information.

The General Partner will delegate the portfolio management function regarding the Fund to the Manager. The Manager will have discretion to make Investments on behalf of the Fund.

The Manager is a New York limited liability company with its business address at 450 Lexington Avenue, New York, New York 10017, United States of America. The Manager is an affiliate of Warburg Pincus and is registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Manager will be responsible for initiating, structuring, and negotiating WP ACE’s Investments. In addition, the Manager will actively manage each Investment to seek to maximize the value of each Investment.

In consideration for its services, the Manager will be entitled to receive the Management Fee (as defined herein) payable by the Fund and/or any Intermediate Entity. The Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Manager in satisfaction of Management Fee amounts owed to the Manager in connection with services provided by such affiliate to WP ACE and/or any Intermediate Entity. See “—Investment Management Agreement” and for a discussion of Fund Expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Expenses—Management Fee” below for further information.

Each of the Manager and General Partner is an affiliate of Warburg Pincus and, as such, our Manager and General Partner have access to the broader resources of Warburg Pincus, subject to Warburg Pincus’s policies and procedures regarding the management of conflicts of interest. Under the Investment Management Agreement, the Manager and its officers, directors, members, partners, employees, agents, stockholders and Affiliates are beneficiaries of the exculpation and indemnification provisions of the Partnership Agreement.

Governance

Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner. The General Partner may appoint directors to the Board from time to time. As of December 31, 2025, the Board was comprised of seven members, three of whom are independent (the “Independent Directors”) of the Fund and Warburg Pincus. The status of an Independent Director under our Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The Independent Directors are unaffiliated with the General Partner and the Manager.

Each Director will serve a term of one year, which is renewable by the General Partner in its sole discretion, or until such Director’s earlier death, disqualification, removal or resignation. The General Partner shall have the right to change or replace any Independent Director for Cause (as defined in the Partnership Agreement) and any director that is not an Independent Director with or without Cause. The approval or consent of the Board will constitute equivalent approval or consent with respect to any Intermediate Entity or Lower Entity to the extent such approval or consent is sought by the General Partner. The Board functions in accordance with the Fund’s governance guidelines and Warburg Pincus’ code of ethics. Members of the Board have the benefit of certain exculpation and indemnification provisions set forth in the Partnership Agreement. Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule 14a-8 of the Exchange Act.

For more information, also see “Item 10. Directors, Executive Officers and Corporate Governance—Biographical Information” for further information regarding the members of the Board.

Specifically, a majority of non-abstaining Independent Directors is authorized to give the Fund’s consent or approval required of the Fund under the Advisers Act, including under Section 206(3) thereof, and other matters involving actual or potential conflicts of interest, including, subject to limited exceptions described in the Partnership Agreement, with regard to the assignment or other transfer of the interest held by the General Partner. Except for certain transactions as set forth in further detail in the Partnership Agreement, all transactions involving (i) the purchase or sale of assets or (ii) any extension of credit, in each case, to or by the Fund, on the one hand, and an Other Warburg Pincus Fund, on the other hand, shall require the consent of a majority of the non-abstaining Independent Directors. Except for certain transactions as set forth in further detail in the Partnership Agreement, all transactions involving (i) the purchase or sale of assets or (ii) the extension of credit, in each case, to or by (A) the Fund, an Intermediate Entity, or a portfolio company of the Fund, on the one hand, and a portfolio company of an Other Warburg Pincus Fund, on the other hand, or (B) a portfolio company of the Fund, on the one hand, and an Other Warburg Pincus Fund or portfolio company of an Other Warburg Pincus Fund, on the other hand, shall, in each case, be conducted on terms that, taken as a whole, are fair and reasonable to the Fund, on economic terms that are not materially less favorable to the Fund than could be obtained from unaffiliated third parties and consistent with the best interests of the Fund (each as determined in the sole discretion of the General Partner to the extent not presented to the Independent Directors for review and approval).

Approval of a majority of the non-abstaining Independent Directors shall also be required to approve (i) the suspension of (A) the calculation of the NAV of the Units, or (B) the Repurchase Program; (ii) any modification that is materially adverse to the Unitholders in the aggregate to (x) the Fund’s Valuation Policy or (y) the Repurchase Program; and (iii) fair valuation of any investment in a portfolio company or other private asset of the Fund that the General Partner has determined to value outside of the applicable range provided by an independent valuation advisor.

The Board has an Audit Committee, which is comprised solely of Independent Directors. The Audit Committee is responsible for approving our auditor, as selected by the General Partner, and approving our financial statements, among other matters. For more information see, “Item 10. Directors, Executive Officers and Corporate Governance—Committees—Audit Committee.”

Investment Management Agreement

The management and operation of the Fund will be vested in the General Partner. Except as otherwise expressly provided in the Partnership Agreement or by law, the General Partner has the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of the Fund. The General Partner will be ultimately responsible for managing and operating the Fund, and will control the making and disposition or other realization of Investments. The General Partner will delegate the management and operation of the Fund to the Manager on the terms set forth in the Investment Management Agreement and the Manager will make all decisions affecting the Fund’s affairs, as deemed proper, convenient or advisable by the General Partner to carry on the business of the Fund.

The Manager will provide management services to us pursuant to the Investment Management Agreement and will be responsible for the day-to-day management and operation of the activities of the Fund. Under the terms of the Investment Management Agreement, the Manager is responsible for the following:

•	originating and recommending investment opportunities, consistent with the investment objective and strategy of the Fund;

•	monitoring and evaluating Investments;

•

analyzing and investigating potential portfolio companies, including their products, services, markets, management, financial situation, competitive position, market ranking and prospects for future performance and analyzing other Investments, including Primary Commitments and Secondary Investments in funds;

•	analyzing and investigating potential dispositions of Investments, including identification of potential acquirers and evaluations of offers made by such potential acquirers;

•	structuring of acquisitions of Investments;

•	identifying bank and institutional sources of financing, arrangement of appropriate introductions and marketing of financing proposals;

•	supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Investment;

•	monitoring the performance of portfolio companies and, where appropriate, providing advice to the management of the portfolio companies at the policy level during the life of an Investment;

•	arranging and coordinating the services of other professionals and consultants, including Warburg Pincus; and

•

providing us with such other services as the General Partner may, from time to time, appoint the Manager to be responsible for and perform, consistent with the terms of the Investment Management Agreement.

The Manager’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, including Other Warburg Pincus Funds, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Fund shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Partnership Agreement. Additionally, the General Partner and the Manager retain the discretion to amend, modify or supplement the Investment Management Agreement and waive any provision thereof and only intends to give notice to Unitholders through its public filings to the extent that such amendment, modification or supplement is viewed by the General Partner in its discretion, as a whole together with all such amendments, modifications or supplements, as having a material adverse effect in the aggregate on the Unitholders of the Fund. See “—Partnership Agreement” below for further information.

Compensation of the Manager and General Partner

Management Fee

In consideration for its investment management services, the Manager will be entitled to receive a management fee (the “Management Fee”) from the Fund and/or any Intermediate Entity, which shall be calculated and paid as of the last calendar day of each month in arrears as of the last Business Day of each calendar month, commencing on the Initial Closing Date until the final distribution of the Fund’s assets, in an amount equal to the per annum rate applicable to each such Class of Units multiplied by the NAV attributable to the Units in such Class and subject to any further conditions, waivers or fee holidays applicable to such Units in Class.

The Management Fee shall be payable by the Fund before giving effect to any accruals for the Management Fee, Applicable Other Fees, the Performance Participation Allocation (as defined below), pending Aggregator unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Corporation designated by the General Partner as a “blocker corporation” (a “Blocker Corporation”) or any other Lower Entity through which the Fund indirectly invests in an Investment or taxes paid by any such Blocker Corporation or Lower Entity during the applicable month. Installments of the Management Fee payable for any period other than a full month shall be adjusted on a pro rata basis according to the actual number of days in such period.

The Manager may elect to receive the Management Fee in cash, Units and/or shares or units of Intermediate Entities. If the Management Fee is paid in Units, such Units may be repurchased by the Fund at NAV at the Manager’s request (or at the request of any affiliate thereof, where applicable) pursuant to the separate repurchase arrangements for Class E Units held by Warburg Pincus described herein and will not be subject to the Repurchase Limitation (as defined below) or the Early Repurchase Deduction (including any such Units issued as Class E Units, notwithstanding the provisions which apply to other unitholders holding such Class E Units). Each Management Fee payment will result in an adjustment to NAV or number of Units.

The Manager may in its sole discretion elect to waive all or any portion of the Management Fee. The Management Fee rate applicable to the Classes available for subscription by third-party investors will be charged in respect of the relevant Class of Units at the rates set out under in the below table.

Class of Units	Applicable Management Fee Percentage
Class A1, Class A2, Class A3 and Class A4	0.85% per annum of month-end NAV
Class B1, Class B2, Class B3 and Class B4	1.25% per annum of month-end NAV
Class C1 and Class C2	1.25% per annum of month-end NAV
Class D	1.00% per annum of month-end NAV
Class E	None

The Management Fee shall be subject to certain offset mechanics as described below.

Management Fee Offset

To the extent the Management Fee and/or the Performance Participation Allocation may apply at the level of the Fund or any Lower Entity or Intermediate Entity, Unitholders will only bear such Management Fee and/or Performance Participation Allocation by the Manager or General Partner once.

With respect to WP ACE’s Primary Commitments to, or Secondary Investments in, Other Warburg Pincus Funds, WP ACE is not expected to pay or otherwise bear carried interest, management fees or incentive fees payable to Warburg Pincus unless such management fees are credited against and reduce the next succeeding monthly Management Fee payments (but not below zero) and such carried interest or incentive fees are credited against and reduce the next succeeding Performance Participation Allocations (but not below zero). WP ACE will indirectly bear other expenses in connection with an Investment in or alongside an Other Warburg Pincus Fund, including any investment related expenses and expenses paid to affiliates of Warburg Pincus, administrative expenses and other expenses included in the definition of Fund Expenses (as defined below) as applicable to such Other Warburg Pincus Fund (to the extent applicable). Notwithstanding anything herein to the contrary, in certain limited circumstances WP ACE will bear carried interest, management fees or other incentive compensation, including in connection with equity interests in certain structured investments (e.g., collateralized loan obligations).

In the event that the General Partner, the Manager or any of their affiliates or their respective officers, directors, employees, stockholders, members or partners (other than passive investors or former employees not actively engaged in the business of Warburg Pincus) receive any consulting fees, monitoring fees, investment banking fees, advisory fees, transaction fees, director’s fees, “break-up” fees or similar fees or any other compensation in connection with actual or potential portfolio investments of the Fund (each of the foregoing, net of unreimbursed out-of-pocket expenses incurred by the Manager or its affiliates (and not otherwise reimbursed) in connection with the transaction out of which such fees arose, “Transaction Fees”), subject to the remainder of this “Management Fee Offset” section, the Fund’s pro rata share of such amounts shall be credited against and shall reduce the next succeeding monthly Management Fee (but, in each case, not below zero). For the avoidance of doubt, Transaction Fees shall not include amounts paid or reimbursed in respect of services provided by the General Partner, the Manager or any of their affiliates or their respective officers, directors, employees, stockholders, members or partners to real estate investments of the Fund in lieu of third parties providing such services to such persons; provided that any fees payable shall not exceed the rate that the General Partner believes would be payable by the Fund, any of its affiliates and/or such portfolio investment if such services were provided by unaffiliated third parties in the business of providing comparable services in the applicable market based on the General Partner’s general understanding of the relevant market terms (including, to the extent terms in the market are unavailable or are reasonably deemed inapplicable, terms from other comparable markets, including, where appropriate, premiums to reflect differences in such markets, as determined by the General Partner in good faith) without undergoing specific benchmarking to confirm such understanding. For the sake of clarity, (i) Applicable Other Fees are not Transaction Fees, and (ii) certain consultants and Special Limited Partners1 will, from time to time, receive compensation, including fees, incentive equity or other stock awards (which, for the avoidance of doubt, are permitted to be structured through loans, profits interests or similar arrangements provided by the Fund), from or in respect of one or more Investments, and/or prospective Investments, and will, from time to time, receive reimbursement of expenses from the Fund, any Investment and/or any prospective Investment and consultants (but not Special Limited Partners) will, from time to time, be paid fees from the Fund, and certain personnel are permitted to receive fees to perform jurisdiction-specific administrative functions at one or more registered or administrative offices in a non-U.S. jurisdiction in connection with one or more investments in such jurisdiction, and any such amounts received by such consultants, Special Limited Partners or in respect of such registered or administrative offices will be retained by such persons and will not offset the Management Fee. Additionally, Warburg Pincus and its affiliates are permitted to provide the Fund certain property management and legal and accounting services customary to real estate funds, and receive compensation and/or reimbursement as described in the Partnership Agreement, which amounts will not offset the Management Fee payable by Unitholders.

Fees at Multiple Levels

For the sake of clarity, to the extent that any amounts are received (or deemed to be received) by the general partner, managing member and/or manager of any Other Warburg Pincus Fund (which may be the Manager) (i) in connection with, in respect of or resulting from such Other Warburg Pincus Fund’s (but not the Fund’s) investment or proposed investment in an Investment that relates to a portfolio company of the Fund and (ii) that would not have

[1]

Warburg Pincus has created a special designation for certain investors in its funds, including potential Unitholders of the Fund—”Special Limited Partner”—applicable to certain former Warburg Pincus partners who are expected to continue to have a relationship with the firm. Special Limited Partners are designated by the firm’s CEO. These individuals are not partners or employees of Warburg Pincus, nor are they consultants. They do not accrue carried interest. Special Limited Partners receive certain perquisites and privileges from Warburg Pincus in recognition of their special contribution to the firm during their tenure as a partner of the firm and during their continuing relationship with the firm. A Special Limited Partner is eligible to co-invest in a specific portfolio company in which the Special Limited Partner has been significantly involved or demonstrated significant value-add to the investment. Further, a Special Limited Partner is generally eligible to invest in Class E Units of the Fund. Warburg Pincus is permitted to designate, and has designated for certain portfolio companies held by Warburg Pincus funds, a Special Limited Partner to the board of directors of a portfolio company when the Special Limited Partner has specific skills or experience that would benefit the portfolio company. Special Limited Partners generally will receive compensation, including fees, incentive equity or other stock awards (which, for the avoidance of doubt, may be structured through loans, profit interests or similar arrangements provided by the applicable Warburg Pincus fund), from or in respect of any portfolio company or holding company for these and other services, and would, in certain or all of such situations, receive fees directly from the firm for services that the firm believes are performed in order to benefit the firm as a whole. Any such amounts received by a Special Limited Partner will be retained by the Special Limited Partner and generally would not be applied to offset the management fees due from WP ACE to Warburg Pincus or its affiliates. Special Limited Partners would, in certain or all of such situations, also receive reimbursement of expenses from the portfolio company, the firm or WP ACE. Warburg Pincus may designate additional Special Limited Partners in the future.

been generated but for such Other Warburg Pincus Fund’s investment or proposed investment, the amounts received shall not be considered Transaction Fees with respect to the Fund and shall not reduce the Management Fees of the Fund. If the Fund and other persons (including a Parallel Fund, any Other Warburg Pincus Fund or any other co-investor or interest holder (including, for the avoidance of doubt, any current or former portfolio company management, personnel or sellers who have rolled over their interests or reinvested proceeds)) have invested (or committed to invest) or otherwise hold an interest in a portfolio company or potential portfolio company, then any fees of the type included in the definition of “Transaction Fees” will be allocated to the Fund only to the extent of the Fund’s relative ownership in such portfolio company or potential portfolio company held (or proposed to be held) by the Fund on a fully diluted basis or in such other manner as the General Partner determines to be appropriate under the circumstances and only the Fund’s allocable portion of such fees shall be included in calculating “Transaction Fees” for purposes of the Management Fee offset.

WP ACE will indirectly bear other fees, costs and expenses in connection with an Investment in or alongside another Warburg Pincus entity, including any investment related expenses and expenses paid to affiliates of Warburg Pincus, administrative expenses and other fees, costs and expenses included in the definition of Partnership Expenses as applicable to such Warburg Pincus entity (to the extent applicable).

Performance Participation Allocation

The General Partner or any other entity so designated by the General Partner (the “Recipient”) will be allocated and paid as a distribution a performance participation allocation (the “Performance Participation Allocation”) by the Fund equal to 15% of Total Return subject to a 5% annual Hurdle Amount and a High Water Mark (each as defined below) with a 100% catch-up. Such allocation will be measured and allocated on a calendar year basis and accrue monthly. For more details on the Performance Participation Allocation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Expenses—Performance Participation Allocation” below.

Partnership Agreement

Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership, is our General Partner. Overall responsibility for WP ACE oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors with respect to our periodic reports under the Exchange Act and certain situations involving conflicts of interest. Without limitation, and subject to the terms of the Partnership Agreement, the General Partner is responsible for and authorized with the following, without any approval of any Unitholder or other person:

•	the management and operation of the Fund;

•	any and all of the objects and purposes of the Fund;

•	to perform all acts and enter into and perform all contracts, other documents and tasks as it may deem necessary or advisable for the Fund;

•	selecting, approving, making and managing Investments generally, including in or alongside any Other Warburg Pincus Funds;

•	making all decisions concerning the investigation, evaluation, selection, monitoring, acquisition, holding and disposition of Investments;

•

structuring the Fund’s holdings and business operations in a manner that would allow the Fund (including any Feeder Vehicle) to rely on a different exclusion from the definition of “investment company” under the 1940 Act, register as an investment company under the 1940 Act or elect to be regulated as a business development company under the 1940 Act; and

•	directing the formulation of investment policies and strategies for the Fund.

In addition, among other things, the Partnership Agreement provides for (i) the composition of the Board, (ii) certain transactions requiring approval of the Independent Directors, (iii) a leverage limit of 30%, except for certain exceptions described therein, (iv) indemnification and exculpation provisions, (v) the types of fees and expenses chargeable to the Fund, and (vi) the Fund’s ability to establish a Unit repurchase program.

Additionally, if it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of WP ACE or of certain current or prospective Unitholders, the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments directly or indirectly through (i) one or more Corporations or (ii) one or more Lower Entities. Management Fees and Performance Participation Allocations (each as described herein) may be paid or allocated, as applicable, in whole or in part, at the level of the Fund or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation.

Similarly, in order to facilitate investment by certain investors, the General Partner reserves the right to create one or more Parallel Funds, the structure and terms of which could differ from that of the Fund but that generally are expected to invest proportionately through the Aggregator and in all transactions on substantially the same terms and conditions as the Fund, except as necessary to address legal, tax, regulatory, investment or other considerations.

The General Partner or any of its affiliates, in its sole discretion, may also establish one or more feeder vehicles, to invest through the Fund (each, a “Feeder Vehicle”), including the Feeder, if it considers it appropriate for any legal, tax, regulatory, accounting, compliance, administration, structuring or other considerations of WP ACE or of certain current or prospective Unitholders. The Unitholders in a Feeder Vehicle will indirectly bear a portion of the Management Fee paid by the Fund, but the expense of the fee will not be duplicated at the Feeder Vehicle level.

Investment Process

Overview

WP ACE benefits from an investment committee that is comprised of certain of the most senior and experienced investment professionals at Warburg Pincus (the “WP ACE Investment Committee”). For further information regarding the WP ACE Investment Committee and its members, see “Item 10. Directors, Executive Officers and Corporate Governance—Committees—WP ACE Investment Committee.”

Warburg Pincus has developed, and continues to refine, its well-established investment process over its almost 60-year history. Warburg Pincus believes this time-tested approach has helped Warburg Pincus generate its consistent and persistent track record.

Warburg Pincus employs a rigorous investment decision-making process. This process involves extensive deliberation within relevant groups—whether by geography, industry sector, or cross-functional teams—to seek to ensure diverse perspectives are thoroughly considered. Warburg Pincus’s partnership-oriented culture fosters informed, transparent, and candid dialogue among decision-makers, drawing on the deep experience of its professionals across industry sectors and geographies. This structured and well-defined process is a key component of Warburg Pincus’ ability to navigate complex investment opportunities effectively.

Leverage

The Fund expects to use financial leverage to provide additional funds to support its investment activities and expects to use entity-level debt (incurred by the Fund or indirectly through one or more special purpose vehicles or Intermediate Entities), such as revolving credit facilities and/or asset-backed credit facilities, and expects that portfolio companies will utilize asset level debt financing (debt at the portfolio company or joint venture level).

Beginning on the date that is four (4) years after the Initial Closing Date, the Fund will not incur recourse indebtedness for borrowed money that would cause the Leverage Ratio to be in excess of 30% (the “Leverage Limit”) (and there is no Leverage Limit prior to such date); provided that no remedial action will be required if the Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness for borrowed money (including the exercise of rights attached to an Investment). For the avoidance of doubt, for purposes of the foregoing, the refinancing of any amount of existing indebtedness shall not be deemed to constitute the incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

For the purpose of this section:

a.

“Leverage Ratio” means the quotient obtained by dividing (i) Aggregate Net Leverage by (ii) the aggregate values of the Fund’s investments as of the most recent month-end, plus the value of any other assets (such as cash on hand and including any assets acquired or to be acquired substantially concurrently with the incurrence, or the proceeds, of such indebtedness) of the Fund.

b.

“Aggregate Net Leverage” means (i) the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of the Fund minus (ii) cash and cash equivalents of the Fund minus, without duplication, (iii) cash used in connection with funding a deposit in advance of the closing of an Investment and working capital advances.

For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of the Fund’s borrowings, and may, in its reasonable discretion, determine which securities and other instruments are deemed to be cash equivalents. For the avoidance of doubt (i) any borrowings applied at the Investment level; (ii) guarantees given other than in connection with financial indebtedness (guarantees related to foreign exchange contracts shall not be deemed to be in connection with financial indebtedness); (iii) deferred consideration, installment sales, seller financings or other arrangements with a seller or its affiliates in respect to the payment of the purchase price of an investment in connection with the acquisition of such investment; (iv) hedging liabilities; (v) equity commitment letters, undrawn letters of credit, limited guaranties and other forms of credit or contractual support; (vi) guaranty or indemnification obligation with respect to so-called “non-recourse carve-outs,” “bad-boy acts” or other industry accepted carve-outs with respect to indebtedness (including misapplication of funds, bankruptcy and environmental indemnities); (vii) intercompany loans; and (viii) any other related liabilities that are not recourse indebtedness for borrowed money of the Fund, shall, in each case, be excluded when determining Aggregate Net Leverage.

The Fund may, but shall be under no obligation to, borrow money for any proper purpose related to the Fund, including for acquisition purposes, to pay operating expenses, to make distributions, to finance the repurchase of Units (including Units received by the Recipient with respect to the Performance Participation Allocation and/or the Manager with respect to the Management Fee) and otherwise to provide the Fund with temporary liquidity.

From time to time, the Fund may, but shall be under no obligation to, borrow from Warburg Pincus or one or more affiliates or designees; provided that any such borrowings shall be on terms at least as favorable to the Fund as those available from unaffiliated third parties. For the avoidance of doubt, any amounts (including in respect of any interest) received by Warburg Pincus or any such affiliates or designees in respect of such borrowing shall not offset the Management Fee.

As of the date of this Report, the Fund has no financing committed from Warburg Pincus to start its operations and the Registrant has not established credit facilities or financing arrangements. For more information also see “Item 1A. Risk Factors—Risks Related to Our Investments—Portfolio Investment Leverage; Fund and Intermediate Level Borrowing”.

Competition

We believe Warburg Pincus’s position as a leading private equity investor with scale, experienced investment teams and strong sourcing capabilities will help us compete for quality investment opportunities and that Warburg Pincus’s operational expertise will help our portfolio companies compete in their respective markets. However, the business of identifying, completing, structuring and realizing private equity transactions is highly competitive and involves a high degree of uncertainty. It is possible that the Fund will never be fully invested if enough sufficiently attractive investments are not identified or if policy, legal, political, regulatory or other factors prevent the Fund from having access to identified attractive investments. In addition, certain Other Warburg Pincus Funds that have investment objectives that are adjacent to or overlap with those of WP ACE (whether now in existence or subsequently established), and Warburg Pincus or such Other Warburg Pincus Funds may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Warburg Pincus Funds or otherwise receive allocations of investments otherwise appropriate for WP ACE (including, for example, Other Warburg Pincus Funds established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market.

Term

WP ACE is an investment vehicle of indefinite duration. As part of WP ACE’s indefinite term structure, investors may request the repurchase of their Units on a quarterly basis, subject to certain limitations. See “—Repurchase Program” below for more information regarding repurchases.

Emerging Growth Company

We will be and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Distribution Reinvestment Plan

Distributions

WP ACE does not expect to make distributions on a regular basis. The amount of any distributions WP ACE may pay in the future is uncertain. Any distributions that WP ACE makes are at the sole discretion of the General Partner, taking into account factors that it determines to be necessary, appropriate and/or advisable, including the amount of any Fund Expenses (including any contingent or anticipated expenses), payments and fees with respect to any indebtedness, Performance Participation Allocation, Applicable Other Fees, anticipated investments, capital expenditures, existing and anticipated repurchase offers, liquidity needs, reserves, the requirements of applicable law and any other factors determined by the General Partner. As a result, WP ACE’s distribution rates and payment frequency may vary from time to time. There is no assurance WP ACE will pay distributions in any particular amount, if at all.

Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions are expected to vary from Class to Class as a result of different Class-specific fees.

The Distribution Reinvestment Plan

The Fund intends to adopt an “opt out” distribution reinvestment plan (“DRIP”), pursuant to which the Fund will reinvest all cash distributions declared by the General Partner on behalf of the Unitholders who do not elect to receive their distributions in cash as provided below. As a result, in the event of a declared cash distribution, each Unitholder that has not “opted out” of the DRIP will have their distributions automatically reinvested in additional Units (the “Reinvestment”) rather than receive cash distributions. As a result, if the General Partner authorizes, and the Fund declares, a cash distribution, then Unitholders who have not opted out of the Fund’s DRIP will have their cash distributions automatically reinvested in additional Units of the same Class owned by the Unitholder, as described below, rather than receiving the cash distribution. Distributions on fractional Units will be credited to each participating Unitholder’s account to two decimal places. Units received through the DRIP will not be subject to the Early Repurchase Deduction. No interest shall be paid on cash distributions pending reinvestment under the terms of the DRIP.

For the avoidance of doubt, the General Partner is not required to make distributions to Unitholders upon the disposition of an investment, but may declare cash distributions to Unitholders in its sole discretion and to the extent that the Fund has available cash, as determined by the General Partner. The Fund does not expect to make distributions on a regular basis. The amount of any distributions the Fund may pay in the future is uncertain. The number of Units issued pursuant to a Reinvestment will be based on the NAV of the relevant Class of Units as of the date of the Reinvestment. Units issued pursuant to the Fund’s DRIP will have the same rights as the Units offered pursuant to the Fund’s private placement memorandum.

No action is required on the part of a registered Unitholder to have his, her or its cash distribution reinvested in the Units of the same class. Unitholders can elect to “opt out” of the DRIP in their Subscription Agreements (other than clients of certain participating brokers that do not permit automatic enrollment in the DRIP). Clients of certain participating brokers that do not permit automatic enrollment in the DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units of the same class. If a Unitholder elects to opt out of the DRIP, it will receive distributions the Fund declares, if any, in cash.

Unitholders who receive their dividends and other distributions in the form of additional Units are generally subject to the same U.S. federal, state and local tax consequences as Unitholders who elect to receive their distributions in cash. Since a participating Unitholder’s cash distributions will be reinvested, however, such Unitholder will not receive cash with which to pay any applicable taxes on reinvested distributions or income allocated to such Unitholder in respect of such amounts. A Unitholder’s basis for determining gain or loss upon the sale of Units received via a reinvestment of a dividend or other distribution from the Fund will generally be equal to the total dollar amount of the distribution payable to the Unitholder, with such basis being added to the aggregate tax basis of such Unitholder in all of their Units. Any Units so received via a reinvested dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which the Units are credited to the Unitholder’s account.

If any Unitholder initially elects not to participate in the DRIP, they may at any point become a participant by completing and executing an enrollment form or distribution authorization form as may be available from the Fund or The Bank of New York Mellon (the “Transfer Agent”). Participation in the DRIP will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Units will be purchased under the DRIP as of the first Business Day of the month following the record date of the distribution, at the then-applicable NAV per Unit for the applicable Class.

If a Unitholder seeks to terminate its participation in the DRIP, notice of termination must be received by the Transfer Agent at least five (5) Business Days in advance of the first calendar day of the next month in order for a Unitholder’s termination to be effective for such month. Any transfer of Units by a participant to a non-participant will terminate participation in the DRIP with respect to the transferred Units. If a participant elects to have its Units repurchased in full, any Units issued to the participant under the DRIP subsequent to the expiration of the repurchase offer will be considered part of the participant’s prior tender, and participant’s participation in the DRIP will be terminated as of the applicable Repurchase Cutoff Time (as defined below). Any distributions to be paid to such Unitholder on or after such date will be paid in cash on the scheduled distribution payment date.

If a Unitholder elects to opt out of the DRIP, such Unitholder will receive any distributions that the Fund declares in cash. There will be no upfront selling commission, placement fee, subscription fee or similar fee (“Subscription Fee”) charged to Unitholders for Units received pursuant to the DRIP, but the Units will incur any applicable servicing fee (“Servicing Fee”). The Fund will pay the Transfer Agent fees and/or expenses under the DRIP. If Units are held by a broker or other financial intermediary, a Unitholder may change its election by notifying its broker or other financial intermediary of its election.

The General Partner may in its sole discretion, suspend, terminate or amend the DRIP at any time without prior notice to or the consent of any person. The Fund will disclose in a Current Report on Form 8-K, as necessary, if any suspension, termination or amendment that materially alters the DRIP terms and conditions occurs. The General Partner may terminate or suspend a Unitholders’ right to participate in the DRIP at any time.

Upon each Reinvestment, unless waived by the General Partner, each participant in the DRIP shall (A) automatically be deemed to have reaffirmed, restated and re-acknowledged the agreements, acknowledgments, representations, warranties and other obligations set forth in such person’s Subscription Agreement, transfer agreement or other similar document and (B) make whatever undertakings, representations and warranties that the General Partner in its sole discretion deems necessary or advisable.

Unless waived by the General Partner, each participant in the DRIP agrees to provide the General Partner with prompt written notice in the event that any representation or warranty of such participant in its Subscription Agreement, transfer agreement or other similar document is no longer true and correct in all material respects.

Repurchase Program

The Fund is designed primarily for long-term investors and an investment in the Fund’s Units should be considered illiquid. The General Partner does not currently intend to list the Units for trading on any securities exchange or any other trading market. There is currently no secondary market for the Units, and the General Partner does not expect any secondary market to develop for the Units.

The Fund intends to implement a Unit repurchase program for the Units (the “Repurchase Program”), pursuant to which it expects to offer to repurchase in each quarter up to 5% of the Fund’s aggregate NAV attributable to the Units as of the close of the previous calendar quarter (the “Repurchase Limitation”). For the avoidance of doubt, Units acquired by the General Partner or Manager (or, each case, any person designated by the General Partner or Manager, where applicable) may be Class E Units and/or other Units in the Fund and/or shares, units or interests (as applicable) of any Lower Entities. Class E Units held by Warburg Pincus and its affiliates will be subject to a separate repurchase arrangement and will not be subject to the Repurchase Program. Such Class E Units held by Warburg Pincus and its affiliates will not be taken into account for the purpose of calculating the Repurchase Limitation. The General Partner may make exceptions to, modify and/or suspend, in whole or in part, the Repurchase Program if, in its reasonable judgment, it deems such action to be in or not opposed to the Fund’s best interest. If the General Partner makes a material modification to or suspension of the Repurchase Program, the Fund will disclose such actions in a Current Report on Form 8-K.

The quarterly unit repurchase window is expected to commence on the first Business Day of the first month of each calendar quarter (each such date, a “Repurchase Window Opening Date”) and will be based on the NAV of the applicable Class (the “Repurchase Price”) as of the quarter-end of the quarter in which such Repurchase Window Opening Date occurs (the “Repurchase Date”). In order for a repurchase request to be processed for a particular Repurchase Date, the repurchase request must be submitted to the Fund or its designee by 5 p.m. Eastern Time at least ten (10) Business Days prior to the relevant Repurchase Date (“Repurchase Cutoff Time”), which requirement may be waived by the General Partner in its sole discretion. Repurchase requests not submitted prior to the Repurchase Cutoff Time must be resubmitted following the next Repurchase Window Opening Date.

Repurchase Price generally will be determined and published on or around the 20th Business Day following the Repurchase Date (the “Repurchase Price Publication Date”). Subject to the Repurchase Limitation, Unitholders who submit their requests to have their Units repurchased in a timely manner will receive payment for any such Units within forty-five (45) days of the Repurchase Date (each such date, a “Repurchase Payment Date”), subject to compliance with regulatory requirements applicable to the Fund. The Repurchase Price may be rounded up or down to the nearest unit of the reference currency of the relevant Class as the General Partner shall determine. The repurchase price for each quarter will be available on the Fund’s website and filed with the SEC on the Fund’s Current Report on Form 8-K. The Fund intends to conduct such repurchase offers pursuant to guidance and relief by SEC staff, and may revise the terms of its unit repurchase program in response to changes in such guidance or relief.

A Unitholder that has less than all of its Units repurchased must maintain a minimum account balance after the repurchase is effected, the amount of which will be established by the Fund from time to time and is currently $2,500. If a Unitholder requests the repurchase of a number of Units that would cause the aggregate NAV of the Unitholder’s holdings to fall below the required minimum, the Fund reserves the right to reduce the amount to be repurchased from the Unitholder so that the required minimum balance is maintained. In the alternative, the Fund may also repurchase all of such Unitholder’s Units in the Fund. The General Partner may waive the minimum account balance from time to time in its sole discretion.

The Feeder, as a Unitholder of the Partnership, is entitled to participate in the Repurchase Program. It is anticipated that investors in the Feeder will have a right to participate in the Repurchase Program under the same terms as direct Unitholders of the Fund.

Pro-rata Basis Repurchase of Units due to the Application of the Repurchase Limitation

In the event that the amount of Units submitted for repurchase during a quarter exceeds the Repurchase Limitation, Units will be repurchased on a pro rata basis (based on the number of Units held by each person requesting repurchase) up to the Repurchase Limitation. Unsatisfied repurchase requests will not be automatically carried over to the next repurchase period and, in order for a repurchase request to be reconsidered, Unitholders must resubmit their request in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable. For the avoidance of doubt, if a Unitholder’s Repurchase Request is pro-rated in a quarterly repurchase offer, the Unitholder will remain in the DRIP unless such Unitholder has “opted out” of the DRIP.

The Fund may fund repurchase requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds and the sale of its assets, and the Fund has no limits on the amounts it may fund from such sources. In an effort to have adequate cash available to support the Repurchase Program, the Fund may enter into an unsecured line of credit with Warburg Pincus or one of its affiliates to provide the Fund with borrowing capacity. The Fund could then elect to borrow against this line of credit in part to repurchase Units presented for repurchase during periods when the Fund does not have sufficient proceeds from operating cash flows or the sale of Units of the Fund’s continuous private offering to fund all repurchase requests. If the Fund determines to obtain a line of credit, the Fund expects that it would afford the Fund borrowing availability to fund repurchases.

The Fund will have no obligation to repurchase Units, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. Furthermore, the Fund may pledge some or all of its assets, including the Fund’s liquid assets, to third-party lenders pursuant to credit facilities it enters into in the future or may be subject to contractual restrictions in such credit facilities, which could limit the Fund’s ability to repurchase Units submitted pursuant to the Repurchase Program. The limitations and restrictions described above may prevent the Fund from accommodating any or all repurchase requests made in any quarter.

Compulsory Repurchase of Units

As described in more detail below, the General Partner reserves the right, in its sole discretion, to require a Unitholder to surrender for repurchase all or any portion of its Units and withdraw from the Fund at any time with or without prior notice to such Unitholder for legal, tax, regulatory or other considerations as more fully set forth in the Partnership Agreement, at a price to be determined in accordance with the Repurchase Program (and without any Early Repurchase Deduction).

A Unitholder may be required to withdraw from the Fund in whole or in part without consent or other action by the Unitholder or other person if the General Partner determines that:

(i)

(a) all or any portion of the assets of the Fund may be characterized as assets of a Plan (as defined herein) for purposes of the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, or pursuant to any applicable Similar Law (as defined in the Partnership Agreement), whether or not such Unitholder is subject to the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Code or any Similar Law without such withdrawal or (b) the General Partner (or other persons responsible for the operation of the Fund and/or investment of the Fund’s assets) may be considered a fiduciary with respect to any Unitholder, for purposes of the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA, Section 4975 of the Code or any applicable Similar Law (as defined in the Partnership Agreement);

(ii)	the Fund, the General Partner or any Unitholder is reasonably likely to be subject to any requirement to register under the 1940 Act or any other securities laws of any jurisdiction;

(iii)

a significant delay, extraordinary expense or material adverse effect on the Fund or any of its affiliates, the General Partner, any Unitholders, any portfolio company, Investment or any prospective investment, or jeopardizing a prospective investment, is likely to result (including if any of the representations and warranties made by a Unitholder or other person in connection with the acquisition of Units was not true, complete and accurate when made or has ceased to be true, complete and accurate); provided, that any such Unitholder shall remain liable to the Fund to the extent of any breach of a representation or covenant made by such Unitholder to the Fund or the General Partner arising out of or relating to such withdrawal;

(iv)

in the General Partner’s sole and absolute discretion, a violation of or non-compliance with any law, rule or regulation (which may include any anti-money laundering or anti-terrorist financing laws, rules, regulations, directives or special measures) applicable to the Fund (including, without limitation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the U.S. International Money Laundering Abatement and the Anti-Terrorist Financing Act of 2001, the Foreign Account Tax Compliance Act (“FATCA”), the Bank Secrecy Act and their respective implementing regulations) or any material adverse effect on the Fund or any Unitholder is likely to result from such Unitholder’s continued interest in the Fund;

(v)	the Units have been transferred in violation of the Partnership Agreement;

(vi)

holding by such Unitholder in a particular class has fallen below the minimum account balance, where such Unitholder does not meet or ceases to meet certain investor eligibility criteria and conditions (including with respect to a specific class), or Unitholders (or the relevant underlying investor(s)) are not otherwise entitled to acquire or possess these Units (including where any of the representations and warranties made by a Unitholder or other person in connection with the acquisition of Units was not true when made or has ceased to be true);

(vii)

ownership of Units by a Unitholder or other person is likely to cause the Fund to be in violation of, or require registration of the Units under, or subject the Fund to additional registration or regulation under, the securities, commodities or other laws of the U.S. or any non-U.S. jurisdiction, including the 1940 Act;

(viii)

continued ownership of the Units by a Unitholder may be harmful or injurious to the business or reputation of the Fund, the General Partner, the Manager, Warburg Pincus, or any of their affiliates or an Investment or prospective investment, or may subject the Fund or any Unitholder to an undue risk of adverse tax or other fiscal or regulatory consequences;

(ix)

with respect to a Unitholder subject to special laws or regulations, such Unitholder is likely to be subject to additional regulatory or compliance requirements under these special laws or regulations by virtue of continuing to hold any Units; or

(x)	it would be in the interest of the Fund for the Fund to repurchase the Units.

The General Partner may require any Unitholder to provide it with any information that it may consider necessary for the purpose of determining whether or not such owner of Units is or will be under a condition where the Unitholder may be required to withdraw from the Fund. Further, a Unitholder shall have the obligation to immediately inform the Fund to the extent the ultimate beneficial owner of the Units held by such Unitholder becomes or will become under a condition where the Unitholder may be required to withdraw from the Fund.

Unless the General Partner determines otherwise in its sole discretion, the effective date of the compulsory repurchase shall be the last day of the month in which notice of such repurchase is given (the “Compulsory Repurchase Date”). Units will be repurchased at the NAV per Unit of the applicable class of Units as of the Compulsory Repurchase Date. Unitholders whose Units are repurchased by the Fund will not be entitled to a return of any amount of Subscription Fees that was charged in connection with the Unitholder’s purchase of such Units. To the extent the Fund requires the compulsory repurchase of any Units of any Unitholder, such repurchase will generally not be subject to the repurchase limits under the Repurchase Program or the Early Repurchase Deduction, unless otherwise determined by the General Partner in its sole discretion, and such Unitholder’s enrollment in the DRIP (if applicable) will be terminated as of the Compulsory Repurchase Date.

Repurchase Arrangement for Certain Class E Units

The General Partner intends to adopt an arrangement to repurchase any Class E Units acquired by Warburg Pincus or its affiliates on the last calendar day of each month. On each such date, the Fund expects to offer to repurchase Class E Units from Warburg Pincus and its affiliates up to an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions accepted during such month and dispositions of Investments less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow) of Units repurchased by the Fund in such month, if any, pursuant to the Repurchase Program. In addition to the Monthly Repurchase Amount for the applicable month, the Fund will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Unit for repurchases will be the NAV per Class E Unit as of the last calendar day of such month. This repurchase arrangement is not subject to any time limit and will continue indefinitely. “Excess Operating Cash Flow” means, for any given quarter, the Fund’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Unitholders.

Notwithstanding the foregoing, no repurchase offer will be made to Warburg Pincus during any month in which the Repurchase Limitation of the Repurchase Program has been decreased (including if the Repurchase Program is suspended). Additionally, the Fund may elect not to offer to repurchase Units from Warburg Pincus, or may offer to purchase less than the Monthly Repurchase Amount, if, in the General Partner’s judgment, offering to repurchase the full Monthly Repurchase Amount would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund as a whole. Further, the General Partner may modify, suspend or terminate this share repurchase arrangement if it deems such action to be in the best interests of the Fund.

Cancellation of a Repurchase Request

Once a Repurchase Request has been submitted, a Unitholder may withdraw or revoke such request with the General Partner’s consent until 5 p.m. Eastern Time two (2) Business Days before the Repurchase Cutoff Time (subject to the General Partner’s discretion to accept a withdrawal or revocation of a Repurchase Request after such time).

Early Repurchase Deduction

Repurchase requests will be subject to the Early Repurchase Deduction of up to 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date) if the resulting repurchase date for such Units falls within a certain time period for the applicable Class from the date of the redeeming Unitholder’s Subscription Date (i.e., the first Business Day of the month immediately following the Fund’s acceptance of the Unitholder’s subscription request (the “Subscription Date”)), with such deduction accruing for the benefit of the Fund and therefore indirectly to the Unitholders remaining in the Fund. Any repurchase requests of Units that have not been outstanding for the time period indicated in the chart below from the Subscription Date of such Units will be subject to the Early Repurchase Deduction:

Class of Units	Early Repurchase Deduction and applicable period
Class A1, Class A2, Class A3 and Class A4	2-years, up to 5% penalty
Class B1, Class B2, Class B3 and Class B4	2-years, up to 5% penalty
Class C1 and Class C2	2-years, up to 5% penalty
Class D	3-years, up to 5% penalty
Class E	3-years, up to 5% penalty

The General Partner may, from time to time, waive the Early Repurchase Deduction in its sole discretion. Class E Units issued to a Recipient in respect of the Performance Participation Allocation or the Management Fee and Units received through the DRIP will not be subject to the Early Repurchase Deduction.

The General Partner may require a Unitholder to surrender and have all or any portion of its Units repurchased at any time, if the General Partner determines that it would be in the interest of the Fund for the Fund to repurchase the Units. To the extent the General Partner requires the compulsory repurchase of any Units of any Unitholder, such repurchase will not be subject to the Repurchase Limitation under the Fund’s Repurchase Program or the Early Repurchase Deduction, unless otherwise determined by the General Partner in its sole discretion, and such Unitholder’s enrollment in the DRIP (if applicable) will be terminated as of the date of the repurchase. Unitholders who are exchanging a class of the Units for an equivalent aggregate NAV of another class of the Units will not be subject to, and will not be treated as repurchases for the calculation of, the Repurchase Limitation and will not be subject to the Early Repurchase Deduction.

All questions as to the applicability of the Early Repurchase Deduction to specific facts and the validity, form, eligibility (including time of receipt of required documents) of a qualification for an exemption from the Early Repurchase Deduction will be determined by the General Partner, in its sole discretion, and its determination shall be final and binding.

For more information on restrictions on the transfer of our Units, also see “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity—Transfer Restrictions.”

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Sponsor or its affiliates pursuant to the terms of the Investment Management Agreement and the Partnership Agreement. See “—Investment Management Agreement” and “—Partnership Agreement.”

The Private Offering

The Fund expects to conduct a continuous private offering of its Units in reliance on exemptions from the registration requirements of the 1933 Act to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder). Separate eligibility requirements, including under Regulation S under the Exchange Act, may apply to non-U.S. investors in one or more Parallel Funds, which will collectively also form a part of WP ACE. Each potential Unitholder must also satisfy any eligible Unitholder qualifications as set forth in the Subscription Agreement and any additional qualifications required by their financial intermediary. Separate eligibility requirements may apply to non-U.S. Unitholders in one or more Parallel Funds, which will collectively also form a part of WP ACE. Accordingly, the General Partner reserves the right to request, including through its agents or intermediaries, any such information as is necessary to verify the identity of a prospective or Unitholder and their status with regard to their qualification as a qualified purchaser and an accredited investor.

The initial subscription price for Units of a given Class at the Initial Closing Date will be $25.00 per Unit, plus applicable Subscription Fees. Thereafter, the subscription price will be equal to the NAV per Unit for such Class as of the Subscription Date, plus applicable Subscription Fees.

Initially, there are ten Classes of Investor Units available to investors in the Fund: Class A1 Units, Class A2 Units, Class A3 Units, Class A4 Units, Class B1 Units, Class B2 Units, Class B3 Units, Class B4 Units, Class C1 Units, and Class C2 Units. There are ten corresponding classes of limited partnership units in the Feeder available to investors in the Feeder: Class A1TE, Class A2TE, Class A3TE, Class A4TE, Class B1TE, Class B2TE, Class B3TE, Class B4TE, Class C1TE, and Class C2TE. Additionally, Class D Units of the Fund will generally only be available for purchase (i) by family members of Warburg Pincus investment professionals, employees and advisors, consultants, current and former portfolio executives, advisors and other individuals with a pre-existing business relationship with Warburg Pincus (including, in each case, their respective related estate- and tax-planning vehicles), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the private placement memorandum. Class E Units of the Fund will generally only be available for purchase (i) by Warburg Pincus, the Manager, the General Partner or their respective affiliates, Fund directors (including, for the avoidance of doubt, Independent Directors) and officers, and Warburg Pincus’ investment professionals, employees, advisors, and certain former investment professionals and employees, including certain Special Limited Partners (which, for this purpose, shall include estate- and tax-planning vehicles and other entities funded by or associated with such persons), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the private placement memorandum. The General Partner shall be permitted to offer one or more Classes in series, in which case, a new series of Units of that Class will be issued with respect to each Subscription Date when Units of that Class are issued. Pursuant to the Partnership Agreement, any additional Units issued by the Fund may be issued for such consideration and on such terms and conditions as shall be established by the General Partner in its sole and absolute discretion, all without the approval of any Unitholders. Further, any additional Units may be issued with such designations, preferences and relative, participating, optional or other special rights, powers, duties, Applicable Other Fees and minimum investment requirements, including rights, powers and duties senior to those of existing Units, all as shall be determined by the General Partner in its sole and absolute discretion and without the approval of any Unitholder.

The General Partner, in its sole discretion, is permitted to accept contributions in kind, as set forth in more detail in the Partnership Agreement.

Key differences among the classes relate to the Management Fee, the Performance Participation Allocation, ongoing Servicing Fees and upfront subscription fees. For more information, see “—Compensation of the Manager and General Partner.” The Fund may determine to offer additional classes of Units in the future, as determined by the General Partner in its sole discretion. The General Partner shall be permitted, in its sole discretion, to cause Units of a later Series to be exchanged for Units of a prior Series provided that such exchange does not have an adverse effect on the NAV of any Unit or Class. Each Unit will carry equal rights and privileges with each other Units of the same Series.

For a summary of the different Classes and fees associated therewith, please see table below. For more information also see the sections entitled “—Compensation of the Manager and General Partner—Management Fee,” “—Compensation of the Manager and General Partner—Performance Participation Allocation,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Expenses—Servicing Fee.”

Unit Class	Management Fee	Performance Participation Allocation	Subscription Fee (payable to intermediaries)	Servicing Fee
Class A1	0.85% per annum of month-end NAV	15% of Total Return subject to a 5% annual Hurdle Amount and a High Water Mark with a 100% catch-up	Up to 2.00%	0.50% of NAV
Class A2			None	0.25% of NAV
Class A3			None	None
Class A4			Up to 2.00%	None
Class B1	1.25% per annum of month-end NAV		Up to 2.00%	0.50% of NAV
Class B2			None	0.25% of NAV
Class B3			None	None
Class B4			Up to 2.00%	None
Class C1			Up to 3.5%	0.85% of NAV
Class C2			None	None
Class D	1.00% per annum of month-end NAV		None	None
Class E	None	None	None	None

Seed Portfolio

The General Partner currently expects that WP ACE’s initial portfolio will be comprised of the acquisition of certain Secondary Investments in Other Warburg Pincus Funds from affiliates of the General Partner, spanning three Global Funds, four Companion Funds, two continuation vehicles and Warburg Pincus Capital Solutions Founders Fund, L.P. (the “Seed Portfolio”). WP ACE’s proportionate share of such investments as of the initial closing is estimated to be approximately $215 million.2 Acquisition of these positions is expected to provide WP ACE with exposure to investments in approximately 200 companies across seven sectors and multiple geographies. Warburg Pincus expects that the Seed Portfolio will be acquired over the first three quarters of WP ACE’s operations, beginning at the Initial Closing Date. The initial portion of the Seed Portfolio will be acquired by WP ACE as capital is raised from the Initial Closing Date through March 31, 2026 using a June 30, 2025 carrying value, and acquisitions from April 1, 2026 through September 30, 2026 will be acquired using a September 30, 2025 carrying value, in each case, as adjusted for capital calls and distributions (with no additional ticking fee). Acquisitions occurring after September 30, 2026 will require approval of the Board (including pricing terms in respect thereof). Please see “Item 1A. Risk Factors—Potential Conflicts of Interest—Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, and such conflicts of interest will not necessarily be resolved in favor of WP ACE” for a description of conflicts of interest and risks associated with the acquisition of the Seed Portfolio by WP ACE.

[2]

Approximate value based upon NAV as of June 30, 2025. Represents WP ACE’s proportionate share of total Seed Portfolio value of approximately $470 million, based on fundraising projections as of the date hereof. WP ACE’s proportionate share of the total Seed Portfolio is subject to potential fluctuations based on future fundraising efforts.

Valuation

The NAV will be based on the month-end values of Investments (including debt and other securities), the addition of the value of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of the Management Fee, the Performance Participation Allocation and the deduction of expenses attributable to certain Classes (including Applicable Other Fees), in all cases as determined in accordance with the valuation policy (as may be amended from time to time in the General Partner’s sole discretion, the “Valuation Policy”) adopted for the Fund.

The initial subscription price for Units in a given Class at the Initial Closing Date will be $25.00 per Unit, plus applicable Subscription Fees. Thereafter, the subscription price will be equal to the NAV per Unit for such Class as of the Subscription Date, plus applicable Subscription Fees.

From time to time, the Manager may adopt modifications to the Valuation Policy that are not materially adverse to Unitholders in the aggregate in its sole discretion and modifications that are materially adverse to the Unitholders with the consent of the Independent Directors (as defined below). The General Partner will generally make NAV available approximately twenty (20) Business Days after such month-end. Prospective Unitholders will therefore not know the NAV per Unit of their investments until after the investments have been accepted.

The General Partner may, but is not obligated to, suspend the determination of NAV and/or the Fund’s offering and/or repurchases of Units with the consent of the Independent Directors. Any such suspension shall be notified to the concerned Unitholders. No Units will be issued or repurchased during such suspension period.

Organizational and Offering Expenses (as defined herein) incurred through the first anniversary of the Initial Closing Date, or such earlier date as determined by the Manager, will be amortized by the Fund over a period not exceeding five (5) years for the purpose of calculating NAV.

The Fund intends to disseminate monthly NAV to Unitholders through a Form 8-K filing on EDGAR, which are available on the SEC’s website at www.sec.gov and on the Fund’s website.

Reporting Obligations

We will file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC. We will make all such reports available on our website, https://wealthsolutions.warburgpincus.com/wpace-us/. The SEC also maintains a website (www.sec.gov) that contains such information. The WP ACE website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible thorough and posted on the WP ACE website.

Investment Advisers Act of 1940

The Manager is registered with the SEC under the Advisers Act.

The SEC has adopted Rule 206(4)-6 under the Advisers Act (the “Rule”), which requires registered investment advisers that exercise voting authority over client securities to implement proxy voting policies. Because the Manager may be deemed to have authority to vote proxies relating the companies in which the Fund invests, the Manager has adopted a set of policies and procedures (together, the “Policy”) in compliance with the Rule. To the extent the Manager exercises or is deemed to be exercising voting authority over the Fund’s securities, the Policy is designed and implemented in a manner reasonably expected to ensure that voting with respect to proxy proposals, amendments, consents or resolutions (collectively, “proxies”) is exercised in a manner that serves the best interest of the Fund, as determined by the Manager in its discretion. Notwithstanding the foregoing, because proxy proposals and individual company facts and circumstances may vary, the Manager may not always vote proxies in accordance with the Policy. In addition, many possible proxy matters are not covered in the Policy. Generally, the Manager will vote proxies (i) in favor of management’s recommendation for the election of the board of directors and (ii) to approve the financial statements as presented by management.

Each proxy is voted on a case-by-case basis taking into consideration any relevant facts and circumstances at the time of the vote. In situations where the Manager wishes to vote differently from what is recommended in the Policy, or where a potential material conflict of interest relating to the proxy vote exists, the Manager will take such actions as are required by the Policy.

Unitholders may request a copy of the Policy and the voting records relating to proxies as provided by the Rule by contacting the Manager.

Item 1A. Risk Factors

The purchase of Units in WP ACE entails a high degree of risk and is suitable for sophisticated investors for whom an investment in WP ACE does not represent a complete investment program, and who fully understand WP ACE’s strategy, characteristics and risks, including the use of borrowings to leverage Investments, and are capable of bearing the risk of an investment in WP ACE. If any of the risks described or contemplated below occurs, there could be a material adverse effect on the business, financial condition and results of operations of WP ACE or its portfolio companies, NAV could decline and the Unitholders may experience a total loss on their investment in WP ACE.

The following considerations are not a complete summary or explanation of the various risks involved in an investment in WP ACE, and the interplay of risks can have additional effects not described below. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. Many of the following risk factors apply both to WP ACE and to any relevant Other Warburg Pincus Funds in which WP ACE intends to invest (directly or indirectly). Therefore, references to “we,” “us,” “the Fund” or “WP ACE” herein include references to Other Warburg Pincus Funds as well, to the extent WP ACE is invested in such Other Warburg Pincus Funds, unless the context indicates otherwise.

Capitalized terms used but not defined in “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this Report. The term “Sponsor” as used in this “Item 1A. Risk Factors” is used to generally describe, as the context or applicable law requires, individually and collectively, the General Partner and the Manager and all references herein to the Sponsor or to any rights, powers, responsibilities, or activities of the Sponsor are qualified in all respects by the terms contained elsewhere in this Report, in the Partnership Agreement and the Investment Management Agreement, all of which should be carefully reviewed for, among other things, a more detailed description of the relative rights, powers, responsibilities, and activities of each of the General Partner and the Manager.

Risks Related to our Business and Structure

The Fund has certain reporting obligations not applicable to private companies. The Fund will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on the Fund.

The Fund is subject to regulations not applicable to private companies, such as the Exchange Act and provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involve significant expenditures, and non-compliance with such regulations may adversely affect the Fund.

The Fund is required to comply with all periodic and current reporting, proxy solicitation and other applicable requirements under the Exchange Act. The Fund will make available to its Unitholders annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Fund determines to be appropriate or as may be required by law. Unitholders and the public may access the Fund’s public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.

The Fund is subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Management may be required to report on the Fund’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time the Fund files its second annual report on Form 10-K. The Fund is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in its internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact the Fund’s financial performance and its ability to make distributions (if any). This process also will result in a diversion of the management’s time and attention. The Fund cannot be certain of when its evaluation, testing and remediation actions will be completed or the impact of the same on its operations. In addition, the Fund may be unable to ensure that the process is effective or that its internal controls over financial reporting are or will be effective in a timely manner. In the event that the Fund is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Fund may be adversely affected.

The Fund’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting until there is a public market for its Units, which is not expected to occur.

Complex regulations may limit our ability to raise capital, increase the costs of our capital raising activities and may subject us to penalties.

We may rely on exemptions or exclusions in the United States from various requirements of the 1933 Act, the Exchange Act, the 1940 Act and ERISA in conducting our business. These exemptions and exclusions are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions or exclusions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. For example, in offering and selling our Units to investors, we intend to continue to rely on private placement exemptions from registration under the 1933 Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including the Fund) if the issuer or any of its “covered persons” (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a “disqualifying event,” which includes a variety of criminal, regulatory and civil matters (so-called “bad actor” disqualification). If we or any of the covered persons associated with the Fund are subject to a disqualifying event, we could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new capital, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain Warburg Pincus employees or any potential significant shareholder has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such a prospective investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds.

Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us, including the Manager. If any of these systems do not operate properly, are disabled or not appropriately updated, we could suffer financial loss, a disruption of our businesses, regulatory intervention, fines, sanctions or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our and our third-party service providers’ information systems and technology may not be able to accommodate our growth, may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for providing many of the aforementioned services. A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including the Manager, could have a material adverse impact on our ability to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

We will be dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business will be dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts;

•	outages due to idiosyncratic issues at specific service providers; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the NAV of our Units and our ability to pay distributions to our Unitholders.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

We will depend heavily upon computer systems to perform necessary business functions. Despite implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins, or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems, or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology increases, so may the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We will implement processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we will do business may also be sources of cybersecurity or other technological risk. We may outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we will engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

Misconduct of employees of the Manager or by third-party service providers could cause significant losses to us.

Misconduct of employees of the Manager or its affiliates could include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized acquisition activities or concealing unsuccessful acquisition activities (which, in either case, could result in unknown and unmanaged risks or losses). Employee misconduct could also involve illegal or otherwise inappropriate acts that are not directly related to us or any portfolio companies but nonetheless have a material adverse impact (including reputational damage) on us, the Manager or our or its affiliates. Losses could also result from actions by third-party service providers, including, without limitation, misappropriating assets or a failure of a custodian that holds our assets. In addition, employees of the Manager or its affiliates, as well as third-party service providers, might improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. No assurances can be given that the due diligence performed by the Manager will identify or prevent any such misconduct.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of the Manager. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

WP ACE has no minimum size, and the size of WP ACE may not be large enough to capitalize on investment opportunities.

WP ACE has no minimum size and the General Partner is not required to maintain any particular minimum investment level in WP ACE. There is no guarantee that additional investors will make subscriptions to WP ACE in the future, which may impact the overall concentration of WP ACE and provide additional investment exposure to Unitholders. If WP ACE fails to raise additional capital, the existing Unitholder(s) will be required to bear all organizational expenses and ongoing expenses, which the General Partner currently anticipates to be consistent with a level of expenses which would be expected at a certain minimum size. As a result, such Unitholders would be required to bear a disproportionate share of WP ACE’s expenses and obligations as compared to investors participating in a larger fund. The size of WP ACE may not be sufficiently large to meet the opportunity set, and may be too small to enable WP ACE to invest in the opportunities that Warburg Pincus finds.

The rights and benefits of the Unitholders in WP ACE, with respect to portfolio investments in or alongside Other Warburg Pincus Funds will differ from the rights and benefits of those investors that have invested directly in such Other Warburg Pincus Fund.

The rights and benefits of the Unitholders in WP ACE, with respect to portfolio investments in or alongside Other Warburg Pincus Funds differ from the rights and benefits of those investors that have invested directly in such Other Warburg Pincus Fund with respect to which WP ACE invests in or alongside. Such differences and risks associated with such differences include: (i) Unitholders are expected to be required to contribute their entire subscription at closing, thus potentially reducing the rates of returns experienced by the Unitholders compared to the rate of returns of the investors of such Other Warburg Pincus Funds who (x) may use subscription lines of credit in lieu of capital contributions to such Other Warburg Pincus Funds at the time investments are made, and (y) will otherwise fund capital over time, (ii) Unitholders will generally have no right to vote on matters presented to the limited partners of the Other Warburg Pincus Funds (and WP ACE may not be entitled to vote its interests), (iii) Unitholders will not, by nature of their investment in WP ACE, be limited partners of any Other Warburg Pincus fund in which WP ACE invests and as such, no Unitholder will be a party to any Other Warburg Pincus Fund’s governing agreements and, accordingly, will not have any direct rights thereunder and therefore will have no direct recourse against any Other Warburg Pincus Fund, (iv) WP ACE and the Unitholders will generally be ineligible for any excuse or exclusion rights with respect to Investments that such Unitholder could otherwise be excused or excluded from as a limited partner in an Other Warburg Pincus Fund and (v) the investors in Other Warburg Pincus Funds generally will receive periodic reporting which includes investment by investment performance and, in some cases, commentary on recent developments at particular portfolio companies, which, even if such companies are also portfolio investments of WP ACE, are not expected to be shared in all cases with Unitholders of WP ACE, and therefore investors in Other Warburg Pincus Funds or their representatives on an Other Warburg Pincus Fund’s limited partner advisory committee may receive additional or more detailed reporting regarding the portfolio entities in which WP ACE has invested.

Unitholders’ interests in WP ACE’s assets may be adversely affected by liabilities arising out of investments in which they did not participate.

WP ACE’s assets, including all investments made by WP ACE and any capital held by WP ACE, are available to satisfy all liabilities and other obligations of WP ACE, including indemnification of the General Partner, Warburg Pincus and others as provided in the Partnership Agreement or certain other contractual counterparty arrangements. If WP ACE becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to WP ACE’s assets generally and not be limited to any particular asset, such as the investment giving rise to the liability. Accordingly, Unitholders could find their interests in WP ACE’s assets adversely affected by a liability arising out of an investment in which they did not participate in the event that, for example, they were excluded or excused from such investment by the General Partner.

The valuation methodologies used to value investments may change over time and have subjective elements, and, as a result, there is and will be uncertainty as to the value of WP ACE’s portfolio investments.

For the purposes of calculating WP ACE’s monthly NAV, WP ACE’s Direct Investments will generally initially be valued based on WP ACE’s percentage ownership of such Direct Investment, or cost, which WP ACE expects to represent fair value at that time as determined by Warburg Pincus in accordance with this Report and Warburg Pincus’ valuation policies and procedures. To the extent Warburg Pincus does not believe a Direct Investment’s cost reflects the current market value, the General Partner may adjust such valuation. In accordance with Warburg Pincus’ valuation policies and procedures, Warburg Pincus will conduct a quarterly valuation of WP ACE’s Direct Investments that will be reviewed and confirmed for reasonableness with monthly valuation updates based on the latest available financial data and cash flow activity. It is anticipated that the valuation information will generally not be available until approximately twenty (20) Business Days after each month-end.

Valuations of each of WP ACE’s Direct Investments are based on asset- and portfolio-level information received by Warburg Pincus, including historical operating revenues and expenses of the Direct Investment, key customer relationships, information regarding recent or planned capital expenditures and any other information relevant to valuing the Direct Investment. When WP ACE utilizes independent third party valuation advisors, this information will not be independently verified by the independent valuation advisor. In connection with striking a NAV as of a date other than quarter end for Unit issuances and repurchases, Warburg Pincus will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process. The information provided may lead to a different result of the monthly valuation update than that of a quarterly valuation. The resulting potential disparity in NAV between a monthly valuation and a quarterly valuation may inure to the benefit of Unitholders whose Units are repurchased or new purchasers of Units, depending on whether the NAV per Unit for such class is overstated or understated.

When these quarterly valuations are incorporated into WP ACE’s NAV per Unit, there may also be a material change in WP ACE’s NAV per Unit amounts for each class of Units from those previously reported. There will be no retroactive adjustment in the valuation of any portfolio investment, the offering price of WP ACE’s Units, or the NAV per Unit of each Class, the price WP ACE paid to repurchase WP ACE Units or NAV-based or performance-based fees it paid, directly or indirectly, to the General Partner, the Manager and/or the Recipient to the extent such valuations prove to not accurately reflect the realizable value of an asset in WP ACE or the value as set out in financial statements issued subsequent to such valuation. Therefore, because a new quarterly valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation may cause the NAV per Unit for each Class of Units to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond WP ACE’s control and the control of the General Partner and the Manager. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, it will, in certain circumstances, be the case that the NAV of a portfolio investment for the purposes of the calculation of the Performance Participation Allocation may not reflect the price at which the portfolio investment will ultimately be sold in the market, and the difference between the NAV of a portfolio investment for the purposes of the calculation of the Performance Participation Allocation and the ultimate sale price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. While WP ACE believes its NAV calculation methodologies are consistent with widely recognized valuation methodologies, the valuation methodologies used to value any portfolio investment will involve subjective judgments and projections and may, in certain circumstances, not be accurate. As a result, other funds focused on private equity investments may use different methodologies or assumptions to determine NAV. There can be no assurance that a third-party or investor would agree with the substance or timing of the General Partner’s determination that an investment should be assigned a particular value, and, except as set forth in the Partnership Agreement, neither the General Partner nor its affiliates are obligated to follow any third-party methodology in making its determination on whether an investment meets the relevant standards or whether value can be recovered or retained during WP ACE’s holding period. In making its determination, the General Partner is entitled to take into account all facts and circumstances it deems relevant, subject to the provisions of the Partnership Agreement.

Other Warburg Pincus Funds face similar risks with respect to valuation and WP ACE will incorporate the value of each relevant Other Warburg Pincus Fund’s valuations into WP ACE’s NAV to the extent WP ACE has invested in such Other Warburg Pincus Fund. In addition, each relevant Other Warburg Pincus Fund’s NAV per unit used to calculate WP ACE’s NAV may be as of a date several months earlier than the date as of which WP ACE’s NAV is calculated and, as a result, WP ACE’s NAV will often not incorporate the current valuation of such Other Warburg Pincus Fund.

The valuation of investments of Other Warburg Pincus Funds will, in certain circumstances, affect the decision of potential Unitholders to subscribe for Units. Similarly, the valuation of WP ACE’s portfolio investments will, in certain circumstances, affect the ability of Warburg Pincus to form and attract capital to Other Warburg Pincus Funds. As a result, there may be circumstances in which Warburg Pincus is incentivized to defer realization of portfolio investments, make more speculative portfolio investments, seek to deploy capital in portfolio investments at an accelerated pace, hold portfolio investments longer and/or Warburg Pincus is incentivized to determine valuations that are higher than the actual fair value of portfolio investments, which generally remains in the sole discretion of Warburg Pincus. In particular, given that the amount of Management Fees and Performance Participation Allocation will be dependent on the valuation of non-marketable securities, which will be determined by Warburg Pincus, Warburg Pincus could be incentivized to value the securities higher than if Management Fees and/or Performance Participation Allocation were not based on the valuation of such securities.

In addition, the distributions to be received by Warburg Pincus with respect to its Performance Participation Allocation will be based in part upon WP ACE’s net assets value and Total Return as calculated by the General Partner (as described in the Partnership Agreement), which differs from WP ACE’s NAV and returns. Unitholders should note that, where the General Partner and/or its affiliates holds Units or interests in WP ACE following any in-kind remuneration, the General Partner will have a further incentive to maximize investment valuations to positively impact WP ACE’s NAV and the value of such Units or interests. Unitholders should note that, to the extent the General Partner receives proceeds following any repurchase of such Units or interests, and such proceeds exceed the amount that would have been received had the General Partner’s remuneration instead been settled in cash, then the General Partner shall be entitled to retain such excess and shall not be liable to account for such excess to WP ACE or any Unitholder.

The NAV per Unit may fluctuate significantly between valuation dates. In addition, monthly NAV calculations are not governed by accounting rules or standards and may differ from those used by other companies, and errors may occur in calculating WP ACE’s NAV, which could impact the price at which the Fund sells and repurchases its Units.

Warburg Pincus’s determination of WP ACE’s monthly NAV per Unit will be based in part on the latest quarterly valuation of each of its portfolio investments, as adjusted each month to incorporate the latest available financial data for such portfolio investments, including any cash flow activity related to such portfolio investments. As a result, WP ACE’s published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation.

In addition to tracking the NAV plus related cash flows of WP ACE’s Primary Commitments and Secondary Investments, Warburg Pincus may, but is not obligated to, monitor WP ACE’s Direct Investments on an ongoing basis for issuer-specific events and broader market-driven events that Warburg Pincus believes may have a material impact on WP ACE’s NAV as a whole. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by Warburg Pincus, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that Warburg Pincus is aware that such event has occurred, Warburg Pincus may, but is not obligated to, provide an estimate of the change in value of the Direct Investment, based on the valuation procedures of Warburg Pincus. If Warburg Pincus concludes in good faith that the latest NAV reported by an investment fund’s investment advisor or investment manager does not represent fair value (e.g., there is more current information regarding a portfolio asset which significantly changes its fair value), Warburg Pincus may make a corresponding adjustment aiming to reflect the current fair value of such asset within such investment fund, applying the valuation methodologies and procedures of Warburg Pincus for Direct Investments.

In general, Warburg Pincus expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by Warburg Pincus. However, rapidly changing market conditions or material events may not be immediately reflected in WP ACE’s monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook may cause the value of a portfolio investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. This may require Warburg Pincus to make assumptions and opine on future events, which may or may not turn out to be correct. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and the financial impact is fully analyzed and evaluated, at which time WP ACE’s NAV may be appropriately adjusted in accordance with Warburg Pincus’ valuation policies and procedures.

Additionally, errors may occur in calculating WP ACE’s NAV, which could impact the price at which WP ACE’s sells and repurchases its Units, the amount of the Management Fee and the Performance Participation Allocation. Warburg Pincus has implemented certain policies and procedures seeking to address such errors in NAV calculations. If such errors were to occur, the General Partner, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee and the Performance Participation Allocation, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Warburg Pincus’s policies and procedures, making adjustments to prior NAV calculations. However, there can be no assurance that such corrective actions, if any, will be successful. Depending on the circumstance, the resulting potential disparity in WP ACE’s NAV may be in favor or to the detriment of either Unitholders who redeem their Units, or Unitholders who buy new Units, or existing Unitholders, and the valuations of WP ACE’s assets may differ from liquidation values that could be realized in the event that WP ACE is forced to sell assets, positively or negatively. Unitholders should carefully review the disclosure of Warburg Pincus’ valuation policies and procedures and how NAV will be calculated, and should nonetheless be aware that the General Partner has an incentive in maximizing the valuations on the basis of which WP ACE’s NAV will be calculated, given this will positively impact WP ACE’s NAV, and therefore the potential Management Fee, to which Warburg Pincus may be entitled.

The General Partner may, with the approval of the Independent Directors, suspend the NAV, which may have a material adverse effect on WP ACE’s performance, capital raise and ability to achieve investment objectives and would suspend subscriptions, repurchases and conversions to WP ACE. While any suspension of the NAV at the level of WP ACE would hopefully be temporary, there can be no assurance that such suspension will not become permanent if the grounds for such suspension continue to persist. A temporary or permanent suspension of WP ACE’s NAV could have a material adverse effect on the performance of WP ACE, WP ACE’s ability to raise capital and the ability of WP ACE to achieve its investment objectives.

The methods used by Warburg Pincus to calculate WP ACE’s NAV, which is the basis for the offering price for its Units offered and the investment value published in customer account statements for its Unitholders, including the components used in calculating WP ACE’s NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and WP ACE’s NAV is not audited by WP ACE’s independent registered public accounting firm. WP ACE calculates and publishes NAV solely for purposes of establishing the price at which WP ACE sells and repurchases Units, and Unitholders should not view WP ACE’s NAV as a measure of WP ACE’s historical or future financial condition or performance. The components and methodology used in calculating WP ACE’s NAV may differ from those used by other companies now or in the future.

The establishment of Feeder Vehicles by the General Partner may result in different terms and NAV per unit for those Feeder Vehicles compared to WP ACE, potentially leading to discrepancies in investment conditions.

If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring, policy and/or other considerations of WP ACE or of certain current or prospective Unitholders, the General Partner may, in its sole discretion, establish one or more Feeder Vehicles to invest through WP ACE, including the Feeder. The costs and expenses associated with the organization and operation of any such Feeder Vehicle may be apportioned to, and borne solely by, the investors participating in such Feeder Vehicle or be allocated among the Fund and such Feeder Vehicle as determined by the General Partner in its reasonable discretion. As a result of the legal, tax, regulatory, accounting, compliance, structuring, policy and/or other considerations mentioned above, the terms of such Feeder Vehicles may differ from those of WP ACE. In particular, such differences may cause Feeder Vehicles to maintain a different NAV per unit than the corresponding Class of Units of WP ACE.

Warburg Pincus’ valuation policies and procedures may differ in certain respects from the methodology required pursuant to GAAP, and varying accounting standards, particularly in less developed countries, may limit the accuracy and reliability of financial information.

WP ACE intends to use U.S. GAAP for the calculation of its NAV for financial reporting purposes, valuation of its portfolio investments and the establishment of its audited annual report. The calculation of WP ACE’s NAV for purposes of subscriptions, repurchases, calculation of Management Fees and Performance Participation Allocation and other purposes described herein (including with respect to the calculation of Organizational and Offering Expenses) shall be made in accordance with the methodology set forth in Warburg Pincus’ valuation policies and procedures, which may differ in certain respects from the methodology required pursuant to GAAP. WP ACE’s accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in WP ACE’s audited annual report may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, may differ in fundamental ways. Differences may arise in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to WP ACE that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, Warburg Pincus’s due diligence and reporting activities, and less information would be available to Unitholders. Assets and profits appearing on the financial statements of a company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.

In addition, when making portfolio investments in less developed countries, WP ACE may not have access to all available information to determine fully the origination and underwriting practices utilized for the portfolio investment or the manner in which the target company has been serviced and/or operated. As a result, the General Partner’s and/or Warburg Pincus’ due diligence activities may provide less information than due diligence reviews conducted in more developed countries. Although WP ACE will endeavor to conduct appropriate due diligence in connection with each portfolio investment, in the case of portfolio investments in less developed countries, no guarantee can be given that it will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with a portfolio investment.

Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, WP ACE’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.

WP ACE may receive requests for disclosure for information. WP ACE may incur expenses in connection with responding to any such requests, and any public disclosure of WP ACE information could have an adverse effect on WP ACE and its investors.

The Unitholders are expected to include entities that are subject to public disclosure requirements, including state public records or similar freedom of information laws which may compel the public disclosure of confidential information regarding WP ACE, its investments and its investors. There has been a recent increase in the number of requests under such laws for contracts (including the Partnership Agreement, subscription agreement and any side letter) that investors in private equity funds that are subject to such laws have in place with such private equity funds. WP ACE may incur expenses in connection with responding to any such disclosure requests, even if WP ACE ultimately succeeds in asserting confidentiality for any requested documentation. Moreover, notwithstanding the obligation that the Unitholders will have pursuant to the Partnership Agreement to maintain the confidentiality of WP ACE information, there can be no assurance that such information will not be disclosed either publicly or to regulators, law enforcement or otherwise. The General Partner may also in certain circumstances, in an effort to protect any such potential disclosure, withhold all or any part of the information otherwise to be provided to such a Unitholder, as more fully described in the Partnership Agreement. In addition, there can be no assurance that such information will not be disclosed by WP ACE, the General Partner, Warburg Pincus, their affiliates and personnel, portfolio investments or services providers to any of them, including, without limitation, to comply with laws, regulations or policies to which they are or may become subject. In addition, under the Dodd-Frank Act, the SEC has authority to require private equity fund advisers, such as Warburg Pincus, to file additional reports with the SEC regarding their funds and investment activities. See also “General and Regulatory Risks—Evolving regulations may increase scrutiny, impose new restrictions and create uncertainty for the private fund industry, adversely affecting WP ACE’s operations and performance.” Any public disclosure of WP ACE information could have an adverse effect on WP ACE and its investors. WP ACE, and indirectly the Unitholders, generally will bear the expenses of responding to disclosure requests, including in connection with state public records, similar freedom of information and other laws, whether or not WP ACE succeeds in asserting confidentiality for requested documents and other materials, and Warburg Pincus reserves the right to withhold certain information from investors subject to such laws for reasons relating to Warburg Pincus’ public reputation, business strategy or other reasons. Nothing in the Partnership Agreement shall be construed to (i) prohibit any person from reporting possible violations of applicable law or regulation to any governmental agency or entity, or making other disclosures that are protected under the whistleblower provisions of applicable law or regulation or (ii) require any such person to provide notification that it has made such reports or disclosures.

Unitholders may bear substantial fees and expenses, which would reduce the actual returns realized by Unitholders on their investment in WP ACE.

WP ACE will pay and bear all expenses related to its operations, including Management Fees and the costs of holding, structuring, monitoring, maintaining and disposing of portfolio investments, including investment banking fees and consulting fees, whether or not it makes any profits, as well as indirectly bearing its share of expenses borne by its portfolio investments as well as expenses in respect of unconsummated investments. While it is difficult to predict the future expenses of WP ACE, such expenses may be substantial and may surpass WP ACE’s or the portfolio investment’s operating income in general or during various time intervals. The amount of these expenses will reduce the actual returns realized by Unitholders on their investment in WP ACE or by WP ACE on its investments (and may, in certain circumstances, reduce the amount of capital available to be deployed by WP ACE for investments). Fund expenses include recurring and regular items, as well as extraordinary expenses for which it is hard to budget or forecast. Although the organizational expenses to be borne by WP ACE are separately categorized, ongoing partnership expenses to be borne by the Unitholders and not classified as organizational expenses include costs that relate to organizational matters, such as certain of the costs of administering side letters entered into with Unitholders. Expenses to be borne by the General Partner and/or Warburg Pincus are only limited to those items specifically enumerated in the Partnership Agreement (such as their day-to-day overhead expenses, including office expenses and employee compensation), and all other costs and expenses in operating WP ACE will be borne by WP ACE. See also “Potential Conflicts of Interest—Errors may arise in the calculation and allocation of certain fund costs and expenses.”

The Manager or the Recipient may receive WP ACE Units in lieu of certain fees or distributions, which may dilute the interests of Unitholders.

The Manager or the Recipient may choose to receive WP ACE Units in lieu of certain fees or distributions they would otherwise be entitled. Any of such issuances of WP ACE Units may have a dilutive effect in respect of Unitholders in WP ACE. Repurchases of Units (i) from the Manager paid to the Manager as Management Fee and (ii) from the Recipient distributed to the Recipient with respect to its Performance Participation Allocation will not be subject to either the quarterly Repurchase Limitation or the Early Repurchase Deduction.

The General Partner has absolute discretion over the time at which closings will occur and whether such closings occur at all.

The General Partner shall be under no obligation to proceed with a closing until it determines, in its absolute discretion, that a sufficient level of capital has been raised to enable WP ACE to pursue its strategic objectives. If WP ACE does not hold a closing, investors that would have participated in such closing will not be admitted to WP ACE and no Units will be issued.

Investments in or alongside WP ACE may be transferred, sold or otherwise repurchased at any time without the consent of Unitholders.

To the extent the General Partner, its partners and/or their respective affiliates commit to make a direct or indirect investment in or alongside WP ACE, a material participation in, or a material portion of, such investment may thereafter be transferred or sold to others (including unaffiliated third parties or vehicles or accounts managed, advised or sub-advised by Warburg Pincus (including Prismic or any affiliated or related entity thereof)) or otherwise be repurchased by WP ACE at any time, subject to any express limitations thereon in the Partnership Agreement. Following such transfer or sale, Warburg Pincus or an affiliate thereof may be entitled to receive a performance allocation or management fees on the Units previously held by the General Partner, its partners and/or such affiliates.

WP ACE must comply with anti-money laundering laws and regulations, including verifying investors’ identities and sources of funds, and may reject subscription if required information is not provided. Compliance with evolving regulations may impose additional costs and administrative burdens.

In order to comply with regulations aimed at the prevention of money laundering in any applicable jurisdictions, WP ACE will require prospective investors, as well as Unitholders, to provide evidence to verify their respective identities. Applicable anti-money laundering laws and regulations, including those in the U.S., may change from time to time. Accordingly, the General Partner reserves the right to request such information or supplemental information as it considers necessary to verify the identity of a prospective investor or a Unitholder. The General Partner may refuse to accept any subscription application if a prospective investor delays in producing or fails to produce any information required by the General Partner for the purpose of verification and, in that event, the General Partner intends to return, without interest, any funds received by it to the account from which the funds were originally debited.

In response to increased regulatory concerns with respect to the sources of funds used in investments and other activities, the subscription agreements executed by investors will require certain representations seeking to verify, among other things, such investors’ identity, the identity of beneficial owners/controllers (if applicable) and the source of funds used to purchase the Units, and will require the investors to provide additional information upon the General Partner’s request. Moreover, the General Partner and its affiliates will take actions as it determines is necessary or desirable to comply with applicable U.S. and non-U.S. laws and regulations aimed at the prevention of money laundering, including in the context of making prospective investments and in connection with realizing investments (including initial public offerings (“IPOs”)), which may require WP ACE to seek additional information or provide such information to third parties such as vendors or portfolio investments, or their respective lenders and banking counterparties, in respect of the identity of an investor and beneficial ownership information, as applicable, or report the failure to comply with such requests in certain circumstances without notifying the investors that the information has been provided. As a result, the General Partner will in certain instances request (outside of the subscription process), and Unitholders will be obligated to provide to the General Partner as appropriate upon such request, additional information as may be required in certain instances for Warburg Pincus, the General Partner, WP ACE and/or their respective affiliates to satisfy their respective obligations under these and other laws and policies that apply now and in the future to Warburg Pincus, the General Partner, WP ACE, or their respective affiliates, and/or their respective regulated counterparties. Additionally, the General Partner may be required to withhold distributions and other payments to Unitholders.

To the extent required under applicable U.S. and non-U.S. anti-money laundering, economic sanctions, anti-bribery or anti-boycott laws and regulations, WP ACE and its affiliates shall be authorized to take any necessary or advisable action with respect to the Units, and Unitholders shall have no claim, and shall not pursue any claim, against Warburg Pincus or any other person in connection therewith. Participation in WP ACE by one or more Unitholders that are in actual or potential violation of any such anti-money laundering, economic sanctions, anti-bribery or anti-boycott law or regulation could cause reputational damage to WP ACE, other Unitholders or any of their affiliates, and could have a material adverse effect upon WP ACE, other Unitholders and/or affiliates of the foregoing.

The illiquid and long-term nature of the Investments that WP ACE will effectuate subject WP ACE to certain risks, including WP ACE being required to sell, distribute, or otherwise dispose of Investments at a disadvantageous time and for a price which is less than the price that could have been obtained if the Investments were held for a longer period of time.

Many of WP ACE’s Investments will be highly illiquid and there can be no assurance that WP ACE will be able to realize a return on any Investment in a timely manner or at all, notwithstanding the need to do so. Although Investments by WP ACE could generate current income, the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of such Investment. While an Investment can potentially be sold at any time, it is not generally expected that this will occur, if at all, for a number of years after such Investment is made and some Investments could be held for much longer periods of time. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a Corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition of the type that results in Unitholders receiving distributions. Furthermore, WP ACE participates in Investments in or alongside Other Warburg Pincus Funds, some of which have terms or durations that are shorter than WP ACE’s term in light of its perpetual nature, and Warburg Pincus will consider WP ACE’s interests and the interests of such Other Warburg Pincus Funds, taken as a whole (including the terms of each relevant vehicle), in determining the relevant holding period for each Investment, as applicable. In addition, WP ACE will generally not be able to sell its securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases WP ACE could be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Moreover, if it is determined that WP ACE will dissolve, WP ACE could make Investments which may not be advantageously disposed of prior to the date that WP ACE will be dissolved. WP ACE could have to sell, distribute, or otherwise dispose of Investments at a disadvantageous time and for a price which is less than the price that could have been obtained if the Investments were held for a longer period of time.

Dispositions and divestments by WP ACE and/or Other Warburg Pincus Funds may adversely affect Unitholders.

Warburg Pincus ordinarily expects that WP ACE will generally sell or otherwise dispose of a portfolio investment in a manner that is concurrent with the sale or disposition by the relevant Other Warburg Pincus Fund, if applicable, of a like proportion of its investment in such portfolio investment and on the same terms and conditions as a sale or disposition of such investment by such Other Warburg Pincus Fund, subject in each case to legal, regulatory, accounting and/or tax considerations, in each case in the General Partner’s view of the best interests of WP ACE and such Other Warburg Pincus Fund. However, Warburg Pincus is under no obligation to cause WP ACE to so divest, or if it does divest, to do so in the same manner as the Other Warburg Pincus Funds (for example, but without limitation, WP ACE would likely choose to sell securities for cash at a time when an Other Warburg Pincus Fund is distributing securities in kind or WP ACE may continue to hold an investment while an Other Warburg Pincus Fund is selling its interest in a continuation transaction or otherwise thought it was in the Fund’s best interest). To the extent an Other Warburg Pincus Fund divests all or a portion of a portfolio investment prior to WP ACE, WP ACE’s investment in the portfolio investment may be adversely affected by such other Warburg Pincus Fund’s sale, for example but without limitation, because the General Partner may lose governance rights in the portfolio investment as a result of such Other Warburg Pincus Fund’s sale or WP ACE may hold a minority position that is difficult to sell on favorable terms or at all. A non-lockstep disposition may arise in the event an Other Warburg Pincus Fund’s holdings of a portfolio investment form part of the security package for an asset-based financing of such vehicle (particularly where WP ACE’s holdings are not similarly pledged). In that case, the lenders for any such financing may have rights to foreclose on such Other Warburg Pincus Fund’s holdings of the portfolio investment and subsequently sell such holdings to third parties in order to remedy any breach under the documents governing the asset-based financing or to repay any loan thereunder in full.

In connection with the disposition of an investment, WP ACE and the General Partner may be required to make (and/or be responsible for another person’s or entity’s breach of) representations and warranties, for example, about the business and financial affairs of the applicable portfolio investment, the condition of its assets and the extent of its liabilities, in each case generally in the nature of representations and warranties typically made in connection with the sale of similar businesses, or may be responsible as a selling shareholder for certain contents of disclosure documents under applicable securities laws. WP ACE and the General Partner may also be required to indemnify the purchasers of such investments or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading and WP ACE may be required to issue guarantees for these obligations. WP ACE may utilize amounts otherwise distributable to Unitholders to pay such indemnification obligations, subject to certain limitations provided in the Partnership Agreement.

WP ACE may elect not, or may be unable, to make follow-on investments, which may have a substantial negative effect on WP ACE’s portfolio.

Following its initial investment in a portfolio investment, WP ACE may have the opportunity to increase its investment in successful operations or may be asked to provide additional funds to such portfolio investment (whether for opportunistic reasons, to fund the needs of the business, as an equity cure under applicable debt documents or for other reasons). There is no assurance that WP ACE will make follow-on investments or that WP ACE will have sufficient available capital or capacity under any credit agreements to, or be permitted to (including as a result of regulatory restrictions), make such investments or to make an investment up to its full allocation, including when liquidity is headed for redemptions. Any decision not to make follow-on investments, or WP ACE’s inability to make them, may have a substantial negative effect on a portfolio investment in need of such an investment (including an event of default under applicable debt documents in the event an equity cure cannot be made), may result in missed opportunities for WP ACE, or result in dilution of WP ACE’s economic and/or governance rights in such investment if a third party or co-investor is permitted to invest. In the event that WP ACE does not make a potential follow-on investment, such follow-on investment, may be made by one or more Other Warburg Pincus Funds, without the consent of any Unitholder, whether or not such fund has participated in the initial investment in such portfolio investment.

The General Partner is permitted to enter into side letters or other similar agreements with certain Unitholders in connection with their admission to WP ACE without the approval of any other Unitholder, which could disproportionately affect other Unitholders.

The General Partner is permitted to enter into side letters or other similar agreements with certain Unitholders in connection with their admission to WP ACE without the approval of any other Unitholder, which will have the effect of establishing rights under or supplementing the terms of the Partnership Agreement with respect to such Unitholders in a manner more favorable to such Unitholders than those applicable to other Unitholders and such rights have the potential to be significant. Such rights or terms in any such side letter or other similar agreement may include, without limitation, (i) waiver of certain confidentiality obligations; (ii) consent of the General Partner to certain transfers by such Unitholder; or (iii) rights or terms necessary in light of particular legal, regulatory or public policy characteristics of such Unitholder.

To the extent a Unitholder is subject to statutory or other limitations on indemnification, or otherwise negotiates rights relating thereto, other Unitholders may be subject to increased losses, or be required to bear an increased portion of indemnification amounts. Certain other side letter rights are likely to confer benefits on the relevant Unitholder at the expense of WP ACE or of Unitholders as a whole, including in the event that a side letter confers additional reporting, information rights and/or transfer rights, the costs and expenses of which are expected in certain circumstances to be borne by WP ACE. A Unitholder’s voting rights for regulatory or other reasons can be limited in circumstances specified in the Partnership Agreement; conversely, a limitation on one or more Unitholder’s voting rights generally will increase the voting rights percentage of other Unitholders in WP ACE.

Unitholders have limited voting and governance rights.

Unitholders are not entitled to vote in the election of WP ACE’s directors. Accordingly, WP ACE is not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of Unitholders is required under the Partnership Agreement or Delaware law. Moreover, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule 14a-8 of the Exchange Act except on matters on which such Unitholders have voting rights. For more information, also see “Item 1. Business—Governance.”

The Partnership Agreement designates Delaware state and federal courts as the exclusive venues for disputes related to the Partnership Agreement and federal securities laws, potentially subjecting the Fund to additional costs and resource diversion if the provision is challenged and found inapplicable or unenforceable. Such provision could limit Unitholders’ ability to obtain a favorable or convenient judicial forum for disputes with us or our Directors and officers.

The Partnership Agreement designates the state courts of the State of Delaware, the state courts of the State of New York located in and for the County of New York, or the federal courts located in the State of Delaware or in and for the County of New York as the exclusive forum for actions or proceedings related to the Partnership Agreement or federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring Units shall be deemed to have notice of and to have consented to the forum selection provision in the Partnership Agreement. Unitholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provision in the Partnership Agreement. This forum selection provision may limit a Unitholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Warburg Pincus or the Fund’s directors and officers or other Unitholders, which may discourage such lawsuits. The validity of the Fund’s forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find this provision of the Partnership Agreement inapplicable or unenforceable with respect to one or more types of actions or proceedings, the Fund may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect the Fund’s business, financial condition and results of operations and result in a diversion of the time and resources of the Manager and the Fund’s directors and officers.

The Partnership Agreement includes a jury trial waiver that may limit the ability of Unitholders to bring or demand a jury trial, which could discourage lawsuits with respect to such claims, and, if found unenforceable, could result in the Fund incurring additional costs.

The Partnership Agreement provides that Unitholders waive their respective rights to trial by jury in any action or proceeding arising out of the Partnership Agreement or the subject matter thereof or in any way connected with the dealings of the Fund, any partner thereof or any of its affiliates in connection with any representation, warranty, covenant or agreement contained in the Partnership Agreement or any transaction contemplated by the Partnership Agreement, to the maximum extent permitted by law. Any person who becomes a Unitholder as a result of a transfer or assignment of Units would become subject to the terms of the Partnership Agreement, including the waiver of jury trial provisions. This jury trial waiver may not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws.

If the Fund opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of U.S. federal securities laws claims.

This waiver of jury trial provision may limit the ability of a Unitholder to bring or demand a jury trial in any claim or cause of action arising out of the Partnership Agreement or the subject matter thereof or in any way connected with the dealings of the Fund, any partner thereof or any of its affiliates in connection with any representation, warranty, covenant or agreement contained in the Partnership Agreement or any transaction contemplated by the Partnership Agreement, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the Partnership Agreement to be inapplicable or unenforceable in an action, the Fund may incur additional costs associated with resolving such action, which could harm the Fund’s business, operating results and financial condition.

Investor communications are subject to the costs and risks associated with electronic delivery.

Pursuant to the subscription agreement entered into by a Unitholder, such Unitholder may consent to electronic delivery (including email, facsimile or posting on WP ACE’s web-based investor reporting site or other Internet service in accordance with the Partnership Agreement) of (i) any notices or communications required or contemplated to be delivered to such Unitholder by WP ACE, the General Partner, Warburg Pincus, or any of their respective affiliates, pursuant to applicable law or regulation (including, without limitation, the Advisers Act), at the option of the person making such delivery, and (ii) other notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to such Unitholder under the Partnership Agreement or under any side letter with such Unitholder. There are certain costs (e.g., on-line time) and possible risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the General Partner cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an Internet-based system.

Unitholders will have limited access to information regarding WP ACE.

Unitholders’ rights to information regarding WP ACE will be specified, and strictly limited, in the Partnership Agreement. In particular, it is anticipated that the General Partner will obtain certain types of material information with respect to WP ACE’s investments that will not be disclosed to Unitholders because such disclosure is prohibited for contractual, legal or similar obligations, which may be outside of the General Partner’s control, or because the General Partner determines in its sole discretion that it is inappropriate or unnecessary to disclose the level of detail contained in such information. Decisions by the General Partner not to present certain information may have adverse consequences for Unitholders in a variety of circumstances. For example, a Unitholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions not to present information also may make it more difficult for Unitholders to monitor the General Partner and WP ACE’s performance.

In addition, certain Unitholders also may be limited partners in other Warburg Pincus sponsored funds and/or may include employees or affiliates of Warburg Pincus. It is also possible that WP ACE or its portfolio investments may be counterparties or participants in agreements, transactions or other arrangements with a Unitholder or an affiliate of a Unitholder. Such Unitholders described in the previous sentences could therefore have different information about Warburg Pincus and WP ACE than Unitholders not similarly positioned. Similarly, not all Unitholders monitor their investments in vehicles such as WP ACE in the same manner. For example, certain Unitholders may periodically request from the General Partner information regarding WP ACE or its portfolio investments that is not otherwise set forth in (or has yet to be set forth in) the reporting and other information required to be delivered to all Unitholders, or which presents different aspects of such information more prominently. In such circumstances, the General Partner may provide such information to such Unitholder. The General Partner will not be obligated to affirmatively provide such information to all Unitholders. As a result, certain Unitholders may have more information about WP ACE than other Unitholders, and the General Partner will have no duty to ensure all Unitholders seek, obtain or process the same information regarding WP ACE and/or its portfolio investments.

It is also expected that the General Partner will in certain instances confirm factual matters to incoming Unitholders, make statements of intent or expectation to such Unitholders or acknowledge statements by such incoming Unitholders that relate to WP ACE and/or the General Partner’s activities pertaining thereto in one or more respects. Any such statements, confirmations, agreements or acknowledgements, including those made in response to an investor’s due diligence requests, will not involve the granting of any legal right or benefit, and as a result other Unitholders will not typically receive notice thereof or copies of the documentation (if any) in which they are contained. There can be no assurance that any such arrangements will not influence Warburg Pincus’ activities or the operation of WP ACE.

In response to such questions and requests and in connection with due diligence meetings, side letter compliance and other communications, WP ACE and the General Partner in their discretion may provide additional information to certain Unitholders and prospective Unitholders that is not distributed to, or generally known by, other Unitholders and prospective Unitholders. Such information may affect a prospective Unitholder’s decision to invest in WP ACE or take actions or make decisions as a Unitholder (including an action or decision which, in the absence of such information, other Unitholders do not take).

Estimating the appropriate amount of reserves for contingent liabilities is difficult, and inadequate or excessive reserves could impair the investment returns to Unitholders.

WP ACE is permitted to establish holdbacks or reserves, including for estimated accrued expenses, Management Fees, pending or anticipated liabilities, investments, claims and contingencies relating to WP ACE, which would include corresponding additional amounts thereof relating to WP ACE’s investments in portfolio investments. Under certain circumstances, the General Partner may find it necessary, in connection with a distribution, to establish one or more reserves for contingent liabilities by holding back a portion of amounts otherwise distributable to the Unitholders until resolution of such contingency or contingencies. As such, Unitholders may be delayed in receiving certain distributions or unable to realize their entire investment in WP ACE until such time as the General Partner has determined that the need for such reserves has ceased, which may be after the end of WP ACE’s term. For example, such a reserve might be established if WP ACE or a portfolio investment were subject to an audit by the IRS or involved in litigation, or the General Partner determines it is necessary to reserve capital for ongoing expenses of WP ACE.

Estimating the appropriate amount of such reserves is difficult, and inadequate or excessive reserves could impair the investment returns to Unitholders. If WP ACE’s reserves are inadequate and the General Partner is unable to issue additional Units pursuant to the Partnership Agreement or other cash is unavailable, WP ACE would be unable to take advantage of attractive investment opportunities or protect its existing investments. In these circumstances Warburg Pincus is permitted to allocate such opportunities to Other Warburg Pincus Funds, which, in the case of further investments in existing portfolio investments could result in WP ACE being subject to dilution and may give rise to other significant risks and conflicts of interest. WP ACE and/or one or more Other Warburg Pincus Funds could similarly not participate in a follow-on opportunity (and therefore WP ACE’s interest would be subject to dilution or increase, as applicable) where such follow-on opportunity does not comply with the investment limitations in this Report (or the governing agreement of such Other Warburg Pincus Fund), even if the original investment did. WP ACE could, to the contrary, be obligated to bear a larger share of any follow-on opportunity, where an Other Warburg Pincus Fund ultimately does not participate in such follow-on opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such Other Warburg Pincus Fund has insufficient capital available to invest pro rata in such follow-on opportunity, in each case, as determined in good faith by their respective general partners or investment managers). There can be no assurance that WP ACE will not be adversely affected by such allocations. Further, the allocation of investment opportunities among WP ACE and Other Warburg Pincus Funds may depend, in part, on their respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any Other Warburg Pincus Funds that participated alongside WP ACE in a portfolio investment are inadequate and unpaid capital commitments or other cash is unavailable, such Other Warburg Pincus Funds may be unable to participate in follow-on investments related thereto, and WP ACE may participate to a greater extent than it would have otherwise. For example, certain Other Warburg Pincus Funds may not participate in follow-on investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion.

WP ACE may pledge its assets to support related entities, and the General Partner and/or Manager may assist Other Warburg Pincus Funds, which may cause conflicts of interest.

In furtherance of WP ACE’s operations (including, without limitation, in connection with WP ACE’s investment objective, investment policy, leverage and/or hedging program), WP ACE (and/or any feeder funds, intermediate entities, Lower Entities and/or Parallel Funds) (including any direct or indirect intermediate vehicles, hedging companies and special purpose vehicles thereof) may, without limitation, enter into guarantees and/or grant security, pledge, charge, otherwise encumber and/or enter into any other credit support arrangement, in each case in respect of any or all of its assets (including for the avoidance of doubt any debt and other securities investments) and/or bank account in favor of third parties and/or related parties (including, without limitation, the General Partner, Manager and/or any Other Warburg Pincus Funds (and/or any feeder funds, intermediate entities, Lower Entities and/or Parallel Funds)) including to secure any obligation of any Other Warburg Pincus Funds (and/or any feeder funds, intermediate entities, Lower Entities and/or Parallel Funds) and/or any entity investing alongside WP ACE (including on a joint, several, joint and several basis).

Pooling investments with Other Warburg Pincus Funds may expose Unitholders to risks such as potential conflicts of interest, subjective asset valuations, and lower returns due to the performance of assets contributed by Other Warburg Pincus Funds.

WP ACE may pool certain or all Investments with one or more Other Warburg Pincus Funds (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the General Partner or any of its affiliates (or Other Warburg Pincus Funds) and securities or other interests in the Asset Pool will be owned by WP ACE and Other Warburg Pincus Funds. The consummation of any such transaction will generally not require the consent of the Board of Directors and will involve the exercise of the General Partner’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the General Partner and its affiliates will have broad discretion to determine (i) whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, (ii) the proportionate interest of WP ACE and the Other Warburg Pincus Funds in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require the General Partner and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool and (iii) how interests in or proceeds from the Asset Pool are attributed to Unitholders or WP ACE, each of which may have a material impact on Unitholders’ returns in respect of such investments or WP ACE more generally. In making these determinations the General Partner and its affiliates may, but are not required to, engage or seek the advice of any third-party independent expert. However, even if such advice was sought, valuing such assets and interests and, therefore, the value of WP ACE’s interest in, or proceeds received from, any Asset Pool, will be subjective. WP ACE will generally be exposed to the performance of all assets in an Asset Pool and those investments contributed to the Asset Pool by the Other Warburg Pincus Funds may not perform as well as those investments contributed by WP ACE. Accordingly, the returns of WP ACE in respect of investments contributed by it may be lower than if they had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, WP ACE or the Unitholders for any purposes (including, for example, that such proceeds will not be subject to the Performance Participation Allocation, any hurdle amounts or any high water marks and will not be subject to the requirements described in this Report with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to WP ACE or the Unitholders.

Accepting commitments in excess of deployable capital may prevent the Manager from investing the entirety of WP ACE’s commitments on favorable terms or that WP ACE’s returns will not be materially diminished by the adverse effects of raising more capital than its deal flow can prudently absorb.

It is possible that the demand for Units outweighs the General Partner’s need for deployable capital, and the General Partner may accept aggregate commitments that ultimately exceed the amount of capital that the General Partner believes can be deployed in investment opportunities that satisfy WP ACE’s investment strategy, risk–return profile, and diversification objectives. Accordingly, there can be no assurance that the General Partner will be able to invest the entirety of WP ACE’s capital on favorable terms or that WP ACE’s returns will not be materially diminished by the adverse effects of raising more capital than its deal flow can prudently absorb. If total commitments materially outpace the availability of attractive investments, the General Partner may be incentivized to allocate capital to opportunities that it otherwise would deem marginal or unsuitable or concentrate a disproportionate amount of capital in a limited number of portfolio companies, sectors, or geographies, which could exacerbate concentration risk in sectors perceived to have greater immediacy of deal flow. Additionally, the General Partner may respond to an overabundance of capital by maintaining uninvested cash or cash-equivalent positions for extended periods. If aggregate commitments materially exceed the level that can be invested at attractive valuations, WP ACE may experience prolonged periods of undeployed capital “cash drag” during which Unitholders will continue to bear management fees without receiving commensurate investment returns, and may also generate adverse tax or regulatory consequences for certain Unitholders, resulting in uninvested capital that must be redeployed elsewhere under uncertain market conditions. Although an oversubscribed offering can be advantageous in that it allows a broader investor base and potentially greater diversification, each of these outcomes could adversely affect WP ACE’s performance, strategy execution, and the economic interests of the Unitholders.

Adverse market and economic conditions may adversely affect WP ACE’s sources of liquidity, which could adversely affect WP ACE’s business operations in the future.

WP ACE will have significant liquidity requirements, and adverse market and economic conditions may adversely affect its sources of liquidity, which could adversely affect WP ACE’s business operations in the future. WP ACE expects that its primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to: (i) repurchase its Units in connection with the Repurchase Program, (ii) grow its businesses, including acquiring portfolio investments and otherwise supporting its portfolio investments, (iii) service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments, (iv) fund cash operating expenses and contingencies, including for litigation matters, and (v) pay any cash distributions in accordance with its distribution policy for the Units, if any.

These liquidity requirements may be significant. In addition, credit facilities that WP ACE enters into with third-party lenders may contain covenants that limit WP ACE’s ability to repurchase Units and may obligate WP ACE to pledge some or all of its assets, including liquid assets, for the benefit of such lenders. WP ACE’s commitments to its portfolio investments may require significant cash outlays over time, and there can be no assurance that WP ACE will be able to generate sufficient cash flows from sales of Units to Unitholders. Moreover, in light of the nature of WP ACE’s continuous monthly private offering in relation to the investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if the General Partner or Warburg Pincus have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time WP ACE receives net proceeds from the sale of Units and the time WP ACE uses the net proceeds towards investment opportunities. WP ACE may also from time to time hold cash pending its deployment into investment opportunities or have less than WP ACE’s targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when WP ACE is receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of WP ACE’s investors and may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees and could adversely affect WP ACE’s overall returns.

If WP ACE is unable to find suitable investment opportunities, such cash may be maintained for longer periods and in larger amounts which would potentially be dilutive to overall portfolio returns. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending its deployment into portfolio investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the General Partner fails to timely utilize the net proceeds of sales of WP ACE’s Units or does not deploy sufficient capital to meet WP ACE’s targeted leverage, WP ACE’s results of operations and financial condition are likely to be adversely affected. To the extent a Unitholder represents a disproportionate percentage of WP ACE, it may take several quarters or years for such Unitholder to achieve full liquidity of its interest, and such liquidation may strain or exhaust WP ACE’s available liquid investments, limiting such Unitholder’s ability to achieve liquidity (or requiring asset sales to give effect thereto).

In the event that WP ACE’s liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, the General Partner may increase WP ACE’s indebtedness or be incentivized to sell assets, possibly at a loss.

Risks Related to our Investments

WP ACE’s anticipated investments involve a high degree of business and financial risk that can result in substantial losses.

WP ACE’s investment portfolio will include, among other investments, securities and/or other interests issued by privately held companies, and operating results in a specified period will be difficult to predict. In addition, it is expected that WP ACE’s investment portfolio will include, among other investments, companies in an early stage of development, which may not have a proven operating history, may face competition from companies with greater resources or fewer liabilities and may require substantial additional capital to support their operations or to finance expansion. It is expected that WP ACE’s investment portfolio will also include investments in public companies listed on exchanges in the U.S. and elsewhere, including, potentially in each case, formerly privately held portfolio investments that have consummated IPOs or been acquired by special purpose acquisition companies (“SPAC”) during WP ACE’s holding period. Public companies are subject to public reporting requirements that could have a significant impact on the valuation of their shares on any given trading day. See also “Risks Related to Our Investments—WP ACE’s investments in public companies may be subject to unique risks.” The foregoing investments involve a high degree of business and financial risk that can result in substantial losses. In particular, these risks could arise from changes in the financial condition or prospects of the company or entity in which the investment is made, changes in national or international economic and market conditions (including the global credit markets and exchange rates), and changes in laws, regulations, fiscal policies or political, diplomatic and socioeconomic conditions of countries in which investments are made, including the risks of war, revolutions, pandemics, and the effects of terrorist attacks, among others. A worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of WP ACE’s portfolio investments, which could impair WP ACE’s profitability, result in losses and impact the Unitholders’ investment returns and limit WP ACE’s ability to satisfy requests by Unitholders to have Units held by such Unitholders repurchased by WP ACE (“Repurchase Requests”).

There is no assurance as to the degree of diversification that will be achieved among WP ACE’s investments, and concentration of investments in any country, region or asset type could increase the risk of defaults, reduce the amount of payments WP ACE receives on its investments (if any) and, consequently, could have an adverse impact on WP ACE’s financial condition and results and its ability to make distributions (if any).

WP ACE is permitted to invest in individual portfolio investments (including follow-on investments and guarantees or other credit support) subject to certain limitations set forth in the Partnership Agreement. See “Item 1. Business—Investment Strategy and Portfolio Allocation Targets” for additional information. While Warburg Pincus has historically sought to balance domestic and international investments across its core industry sectors and across all stages of company development as described elsewhere in this Report, there is no assurance as to the degree of diversification that ultimately will be achieved among WP ACE’s investments. In addition, no restrictions or limitations discussed in this Report will need to be remediated for any reason other than the acquisition of a new portfolio investment by WP ACE (including the exercise of rights attached to an investment of WP ACE).

Further, a significant portion of WP ACE’s capital could be invested in a single portfolio investment or in a limited number of asset types or geographies, which could result in a substantial adverse impact on WP ACE if there is a loss or unfavorable performance of even a single investment. Concentration of investments in a single asset type or geographic region will make WP ACE’s portfolio more susceptible than a more diversified portfolio to fluctuations in value resulting from adverse economic and business conditions in those sectors. Because Warburg Pincus has developed expertise in certain core industries, WP ACE’s investments could be concentrated in one or more of such industries. To the extent there is a downturn affecting a country, region or asset type in which WP ACE’s portfolio is concentrated, this could increase the risk of defaults, reduce the amount of payments WP ACE receives on its investments (if any) and, consequently, could have an adverse impact on WP ACE’s financial condition and results and its ability to make distributions (if any). Additionally, since WP ACE’s investment program includes investing in other funds (whether Other Warburg Pincus Funds or Third-Party Pooled Investment Vehicles), (i) the other funds could be susceptible to concentration issues and (ii) for a specific portfolio investment, if WP ACE co-invests with such other funds, including Other Warburg Pincus Funds, or if both WP ACE and an Other Warburg Pincus Fund invest in the same investment, WP ACE could have exposure to the underlying portfolio investment, directly and indirectly, through multiple funds.

There can be no assurance as to the investment strategy, investment process and/or investment techniques WP ACE will utilize or that the investment portfolio of WP ACE will resemble the portfolio of any Other Warburg Pincus Fund.

WP ACE is not restricted in terms of the percentage of its capital that can be invested in a particular industry and is only subject to very limited restrictions in how it can invest. While this Report contains a description of the types of investments that the Warburg Pincus private equity funds have historically made and certain generalized discussions about Warburg Pincus’ expectations with respect to WP ACE, many factors are expected to contribute to changes in emphasis in the construction of the portfolio, including views towards, and changes in, market or economic conditions or regulation as they affect various industries, changes in the political or social situations in particular countries and the investment opportunities that Warburg Pincus believes are expected to be available on attractive terms. As Warburg Pincus has not previously raised or managed a fund focused primarily on investments in or alongside Other Warburg Pincus Funds and that is not otherwise focused on any particular industry or geography, there can be no assurance that the investment portfolio of WP ACE will resemble the portfolio of any Other Warburg Pincus Fund. While Warburg Pincus generally intends to seek attractive returns, WP ACE is permitted to modify the implementation of its investment strategies, investment process and/or investment techniques as compared to any Other Warburg Pincus Funds based on market conditions, changes in personnel or as Warburg Pincus otherwise determines appropriate (including, for example, changes to geographic and/or industry or sector focus, portfolio weighting, the amount of leverage used, the stage of investment or type of investment used to gain exposure to an opportunity, the manner of investing or investment theses generally, or in particular geographies or subsectors), in each case subject to the terms of the Partnership Agreement. WP ACE will employ other investment techniques and invest in other instruments that the General Partner believes will help achieve WP ACE’s investment objective, whether or not such investment techniques or instruments are specifically described herein. Such investments may entail risks not described herein. In addition, any new investment strategy or technique developed by WP ACE may be more speculative than earlier investment strategies and techniques. Prospective investors should note that there are few limitations on the types of investments that WP ACE could make, and WP ACE may make a wide range of types of investments across a wide range of capital structures and asset classes, including in connection with Direct Investments in opportunistic deals which do not fall under one of Warburg Pincus’ existing strategies, Primary Commitments in Other Warburg Pincus Funds or funds or accounts managed by third-party fund managers, and Secondary Investments in each of the foregoing. There can be no assurance that (and it is not expected that) the investment portfolio of WP ACE will resemble the portfolio of any Other Warburg Pincus Fund.

The business of identifying, completing, structuring and realizing private equity transactions is highly competitive, and such competition and other factors may limit WP ACE’s investment opportunities.

The business of identifying, completing, structuring and realizing private equity transactions is highly competitive and involves a high degree of uncertainty. It is possible that WP ACE will never be fully invested or remain fully invested if enough sufficiently attractive investments are not identified or if policy, legal, political, regulatory, cash flow or other factors prevent WP ACE from having access to identified attractive investments.

The availability of investments generally will be subject to market conditions. In particular, in light of changes in such conditions certain types of investments may not be available to WP ACE on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Warburg Pincus. Moreover, Warburg Pincus expects competition among private equity firms to increase, and that such increased competition may produce more bidders and more competitive bids for companies and assets and may reduce the investment opportunities available to WP ACE. WP ACE will be competing for investments with many other private equity, credit and hedge fund investors, as well as companies, governments, public equity market participants, individuals, financial institutions, family offices, sovereign wealth funds and numerous other types of other investors. Sponsors may elect to retain assets for longer than in previous fund vintages, or form continuation or similar vehicles to retain assets that might otherwise have been available to WP ACE. In addition to Warburg Pincus’ traditional competitors, SPACs could also lead to a further source of competition for investments, executives and management teams. Additional investment funds with similar objectives as WP ACE could be formed in the future by other related or unrelated parties. Some of these competitors may have more relevant experience, greater financial resources and/or purchasing power, greater negotiating power, a greater willingness to take on risk, a lower cost of capital, beneficial regulatory structures and/or more personnel or more local resources than Warburg Pincus and its affiliates. Further, there continues to be a significant amount of equity capital available for investment by such other investors. In such an environment, the sourcing and execution of transactions for WP ACE, whether on a proprietary basis or otherwise, becomes more challenging, and there is no guarantee that investments meeting WP ACE’s investment criteria will be available to WP ACE or that WP ACE will be able to fully invest its available capital. To the extent that WP ACE encounters competition for investments, returns to Unitholders are expected to decrease, including as a result of higher pricing, foregoing opportunities, or negotiating fewer transactional protections in order to remain competitive. Additionally, WP ACE may incur bid, due diligence, negotiating, consulting or other costs on investments that may not be successful, and may bear such costs on behalf of potential co-investors. As a result, WP ACE may not recover all of its costs through investments, which would adversely affect returns. In addition, WP ACE will only be able to take advantage of investment opportunities to the extent it has sufficient cash at the time in which the opportunity arises. Economic turmoil, governmental intervention and regulations on foreign investment may also limit the availability of investment opportunities to WP ACE. Moreover, certain investment opportunities may depend upon Warburg Pincus’ ability to enter into satisfactory relationships with joint venture, co-invest or operating partners or management teams or receive approval from third-parties who have greater control over critical aspects of contractual relationships. There can be no assurance that Warburg Pincus will be able to enter into or continue any such relationships, including because of the factors above. Although WP ACE is expected to invest in or alongside Other Warburg Pincus Funds, the investment portfolio of such Other Warburg Pincus Funds may differ materially from the current investment strategy of WP ACE, including in terms of levels of industry sector and geographic diversification.

Because WP ACE reserves the right to make only a limited number of investments and to invest disproportionately in a subset of investments, the performance of one or more substantial investments will likely have a significant impact on the overall performance of WP ACE.

WP ACE reserves the right to ultimately make only a limited number of investments and, subject to the terms of the Partnership Agreement, otherwise invest disproportionately in a subset of investments, and accordingly, the performance of one or more substantial investments will likely have a significant impact on the overall performance of WP ACE. To the extent that WP ACE concentrates its investments in a particular issuer, sector or subsector, asset type or geographic location (including through one or more Other Warburg Pincus Funds), its investments will become more susceptible to fluctuations in value resulting from adverse economic or business conditions with respect thereto.

It is expected that a meaningful portion of WP ACE’s capital will be invested in or alongside one or more Other Warburg Pincus Funds. Accordingly, WP ACE’s investments may be concentrated in the limited universe of a particular strategy (or strategies), meaning that the performance of one or more of the Other Warburg Pincus Funds, or more specifically a particular strategy or even investment, may substantially impact, potentially negatively, the return of WP ACE’s investments as a whole. Furthermore, positive performance of any Other Warburg Pincus Fund in or alongside which WP ACE is invested may be offset by negative performance of another Warburg Pincus fund or any portfolio investment in which WP ACE is invested. Lastly, while it is anticipated that WP ACE will target investments among one or more Other Warburg Pincus Funds, there can be no assurances that WP ACE will have exposure to any particular Other Warburg Pincus Fund or its investments, and it is not expected that all such Other Warburg Pincus Funds in which WP ACE may invest in or alongside are identified herein.

WP ACE may make early-stage investments which involve a high degree of business and financial risk and may result in substantial losses.

WP ACE reserves the right to make early-stage investments, including investing in start-ups, and/or committing to pay expenses of management teams engaged in the discovery, development or exploration of resources, technologies or strategies. While such investments offer the opportunity for significant gains, they also involve a high degree of business and financial risk and can result in substantial losses. Among these risks are the general risks associated with investing in companies at an early stage of development or with little or no operating history, companies operating at a loss or with substantial variations in operating results from period to period, and companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. There can be no assurance that such companies will ever be profitable or even have assets or products that generate meaningful revenue. Investment by WP ACE in start-ups or other early-stage companies is expected to depend significantly on an entrepreneur or management team that Warburg Pincus has selected. Early-stage companies may face intense competition, including from companies with greater financial resources, more extensive development, marketing and service capabilities, and a larger number of qualified managerial and technical personnel. Early-stage companies may have significant capital expenditures and there is greater uncertainty regarding valuations, both of which could impact WP ACE’s ability to complete investments or pursue exit strategies for its portfolio investments.

The success of WP ACE’s investments will be dependent upon its portfolio companies’ management teams.

The day-to-day operations of each portfolio company will be the responsibility of such portfolio company’s management team. Although Warburg Pincus will seek to monitor the performance of each investment and WP ACE will seek to invest in companies operated by (or otherwise put in place) strong management teams, there can be no assurance that a portfolio company’s existing management team, or any successor team, will be able to operate such company in accordance with WP ACE’s expectations. In addition, WP ACE in certain circumstances will not be the controlling shareholder in a portfolio company or represent a majority of its board of directors, and thus in such circumstances will exert less influence than a controlling shareholder.

Due diligence failures and adverse conduct of portfolio companies may subject WP ACE to loss on investments and legal liability.

Before making investments, Warburg Pincus will typically conduct such due diligence as it deems reasonable and appropriate based on the facts, circumstances, access and timing applicable to each investment, including the dynamics of any competitive investment process, the type of investment to be made and any structural protections involved. Due diligence may entail marketing studies, business plan development, evaluation of important and complex business, financial, tax, accounting, environmental and legal issues, background investigations of individuals, evaluation of information provided by a counterparty of an investment as well as due diligence conducted by any Other Warburg Pincus Fund, as Warburg Pincus deems appropriate in connection with the proposed investment. Outside professionals, consultants, legal advisors, accountants, investment banks and other third-parties are often involved in the due diligence process to varying degrees depending on the type of investment and the facts and circumstances related thereto and Warburg Pincus reserves the right to rely on the advice received from such third-parties. The involvement of such third-parties may present a number of risks primarily relating to reduced control of the functions that are outsourced and may entail significant third-party expenses, which will be borne by WP ACE. In addition, if WP ACE is unable to timely engage third-party providers, its ability to evaluate and acquire more complex assets could be adversely affected. Due diligence investigations with respect to any investment opportunity will not in all circumstances reveal or highlight all relevant facts that may be necessary or helpful in evaluating an investment opportunity. Moreover, there can be no assurance that attempts to identify risks associated with an investment will achieve their desired effect.

There can be no assurance that Warburg Pincus or such third-parties will be able to detect or prevent irregular accounting, employee misconduct, corruption or fraudulent practices during the due diligence and negotiation phases or in its efforts to monitor investments on an ongoing basis, or that any risk management procedures implemented on behalf of WP ACE will be adequate. In the event of fraud by any portfolio investment or asset, or any of their respective affiliates, WP ACE is expected to suffer a partial or total loss of capital invested in that investment. See also “General and Regulatory Risks—Anti-corruption, anti-bribery and anti-boycott regulations may limit WP ACE’s investment opportunities, and failure of a portfolio investment to comply with such regulations could adversely affect the performance of such company and may result in negative publicity and loss of investor confidence for Warburg Pincus and WP ACE.” An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio investment or the seller of any portfolio investment, whether intentional or otherwise. Such inaccuracy or incompleteness may adversely affect the value of WP ACE’s investments in such portfolio investment and the terms of acquiring such vehicle may limit recourse, or such recourse may be unavailable due to local laws, the inability to enforce judgments against a company in local courts or the solvency of the seller. There exists a risk that the due diligence investigation carried out with respect to any investment opportunity does not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not always necessarily result in an investment being successful or even ensure a return on invested capital. Conduct occurring at portfolio investments or assets, even activities that occurred prior to WP ACE’s investment therein, could have an adverse impact on WP ACE or the investment.

There can be no assurance that WP ACE will be successful in effecting improvements in the operations of a portfolio company.

In some cases, the success of WP ACE’s investment strategy will depend, in part, on the ability of WP ACE or the management of a portfolio company to restructure and implement improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of risk and uncertainty. There can be no assurance that WP ACE will be able to successfully identify and implement such restructuring programs and improvements, or that, if implemented, such programs and improvements will have a positive impact on the performance of the portfolio company.

There can be no assurance that the political activities of a portfolio company, its management or its employees will advance the interests of such portfolio company or otherwise benefit such portfolio company or WP ACE.

A portfolio investment or its management or employees may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. and/or non-U.S. jurisdictions with the intent of furthering its business interests or otherwise for their own personal political purposes. Portfolio investments are not considered affiliates of Warburg Pincus under the Partnership Agreement, and therefore such activities are not subject to any relevant policies of Warburg Pincus and may be undertaken by a portfolio investment without the direction or authorization of Warburg Pincus. The interests advanced by a portfolio investment through such activities may, in certain circumstances, not align with or be adverse to the interests of other portfolio investments, WP ACE and/or the Unitholders. There can be no assurance that any such activities will be successful in advancing the interests of a portfolio investment or otherwise benefit such portfolio investment or WP ACE.

WP ACE expects to experience the effects of cyclicality, which may impact the returns on WP ACE’s portfolio investments.

Certain industry subsectors targeted by WP ACE are highly cyclical and subject to significant fluctuations due to competition, the high level of government regulation, general economic conditions, the level of interest rates, the state of public equity markets and other factors. The returns on WP ACE’s portfolio investments may therefore be lower in certain periods and WP ACE expects to experience the effects of cyclicality.

Any portfolio company’s labor relations issues could adversely affect WP ACE’s ability to implement its investment objectives.

Certain portfolio investments and/or their service providers, agents, or other counterparties may have a unionized work force or relationships with individuals who are otherwise covered by a collective bargaining agreement, which could subject any such entity’s activities and labor relations matters to complex laws and regulations relating thereto, and additional risk of litigation. Moreover, a portfolio investment’s operations and profitability could suffer if there are labor relations problems with respect to its workforce or the workforce of any of its service providers, agents or other counterparties. Upon the expiration of any of such collective bargaining agreements, a portfolio investment or any of its service providers, agents or other counterparties may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such portfolio investment’s facilities (or at that of any service provider, agent or other counterparty) could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to WP ACE itself, which could adversely affect WP ACE’s ability to implement its investment objectives.

If WP ACE undertakes transaction through local brokers, banks or other organizations, WP ACE may become subject to the risk of default, insolvency, corruption or fraud of such organizations, including where such entities have possession of WP ACE assets.

It is possible that certain WP ACE transactions may be undertaken through local brokers, banks or other organizations, and WP ACE would be subject to the risk of default, insolvency, corruption or fraud of such organizations, including where such entities have possession of WP ACE assets. There can be no assurance that any money advanced to such organizations will be repaid or that WP ACE would have any recourse in the event of default. The collection, transfer and deposit of bearer securities and cash expose WP ACE to a variety of risks including theft, loss and destruction. WP ACE will also be dependent upon the general soundness of banking systems and other infrastructure.

Investment analyses and decisions by Warburg Pincus undertaken on an expedited basis may result in losses for WP ACE.

Investment analyses and decisions by Warburg Pincus are expected to often be undertaken on an expedited basis in order for WP ACE to take advantage of investment opportunities. In such cases, information available to Warburg Pincus at the time of an investment decision will be limited, and Warburg Pincus is not expected to have access to the detailed information necessary for a full evaluation of the investment opportunity.

WP ACE may invest in platform companies, which may generate increased costs and expenses.

WP ACE may establish or invest in portfolio investments that in turn seek to acquire interests in related companies, businesses, branches or assets. Warburg Pincus may structure these portfolio investments in a variety of ways, including as an operating company, partnership, joint venture, holding company, structured finance vehicle, incubator or other platform company. If WP ACE makes such an investment, WP ACE would continue to be involved in the strategy, governance and oversight of the platform company as it would for any other portfolio investment, and a platform company would also likely have its own management team to operate, administer and manage the company on a day-to-day basis. Such a team may provide services that are substantially similar to, and may overlap with, services that Warburg Pincus provides to WP ACE and Other Warburg Pincus Funds. Members of the platform company management team may have provided, or may currently also provide, services to Other Warburg Pincus Funds or other portfolio investments. The platform company may compensate its management team in a number of ways, including through annual salaries and bonuses, incentive-based compensation (such as profits interests, promote, equity, loans, phantom equity, options and warrants or a combination thereof) and fees for services. In such a case, WP ACE would generally bear the cost of such compensation as well as all other platform company expenses, including start-up, operating and overhead expenses, through its indirect interest in the platform company. Although Warburg Pincus would form the platform company on behalf of WP ACE and identify and retain the team (and negotiate the compensation), the platform company (and indirectly, WP ACE) would bear the costs and expenses. Warburg Pincus may have preexisting relationships with the platform company management team (which may include current or former Warburg Pincus employees, portfolio company employees, Consultants, EIRs and Special Limited Partners) that may reduce Warburg Pincus’ incentive to minimize compensation.

Monetary policy has had and is expected to continue to have a significant effect on macroeconomic conditions, which in turn may adversely affect the performance of WP ACE’s investments.

Actions by the Board of Governors of the U.S. Federal Reserve System (the “Federal Reserve”) and certain non-U.S. governments and central banks, including changes in policies and other actions to stabilize markets, combat inflation and/or restart or encourage economic growth, have had and would be expected to continue to have a significant effect on interest rates, inflation and on the U.S. and world economies and financial markets generally, which in turn may adversely affect the performance of WP ACE’s investments on an absolute and/or relative basis.

Inflation in the U.S. and other countries in which WP ACE is expected to invest could adversely affect WP ACE’s investments. Higher inflation and rising input costs can put pressure on portfolio investments’ profit margins, particularly where pricing power is lacking. For example, heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing cost of wages and other inputs. Inflation and rapid fluctuations in interest rates have had, and may in the future have, negative effects on the economies and securities markets of certain emerging economies in which WP ACE is expected to invest, including by contributing to declines in business and consumer spending in addition to other adverse market conditions. There can be no assurance that economic and financial difficulties will not adversely affect the value of WP ACE’s investments or make it more difficult for WP ACE to locate appropriate investment opportunities. If a portfolio investment is unable to increase its revenue in times of higher inflation, its profitability could be adversely affected. WP ACE’s portfolio investments could, in some cases, have long-term rights to income linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Typically, as inflation rises, a portfolio investment will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio investment might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio investments and could therefore result in a reduction in the amount of cash available for distribution to Unitholders. There can be no assurance that inflation will not become a serious problem in the future and thereby negatively affect WP ACE’s investment returns. In addition to inflation, possible stagflation, which is a combination of slow economic growth and increasing prices for goods and services, could also have an adverse effect on WP ACE and its portfolio investments.

In the event that interest rates are at relatively low rates by historical standards, WP ACE could incur certain additional costs. For example, at times, certain U.S. banks, citing the costs and/or decreased profitability of holding capital deposits, pursued imposing a negative interest rate and/or a balance sheet utilization fee on certain deposits from institutional customers. If such conditions were to return, WP ACE may choose to keep less cash or reserves on hand which could result in greater reliance on borrowing, along with related costs.

The availability of leverage is subject to governmental and regulatory oversight and there can be no assurance that such governmental bodies or regulators will not restrict or otherwise discourage lending in the future. To the extent leveraged lending is curtailed, private equity funds (including WP ACE) may need to finance portfolio investments with a greater proportion of equity relative to prior periods and the terms of debt financing may be less flexible or advantageous for borrowers compared to prior periods. Changes in policy of this type may impair WP ACE’s ability to consummate transactions and/or cause WP ACE to seek alternative capital sources and/or to enter into transactions on less favorable terms, including both acquisitions and exits, as borrowings may be limited or certain loan terms may no longer be available to potential buyers. See also “Risks Related to Our Investments—WP ACE’s use of leverage may amplify losses, increase costs and limit cash flow” and “General and Regulatory Risks General and Regulatory Risks—Changes in the legal and regulatory environment may increase costs or impose restrictions on investments.”

WP ACE may become subject to the risk of default, insolvency, corruption or fraud of financial institutions and other similar organizations.

An investment in WP ACE is subject to the risk that one or more of the banks, brokers, counterparties, clearinghouses, exchanges, lenders or other custodians (each, a “Financial Institution”) of some or all of WP ACE’s (or any portfolio investment’s) assets, or the portfolio investments themselves, fail to timely perform or otherwise default on their obligations or experiences insolvency, closure, seizure, receivership or other financial distress or difficulty (each, a “Distress Event”). Distress Events can be caused by factors including, but not limited to, eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance, undercapitalization, market forces or accounting irregularities. If a Financial Institution experiences a Distress Event, Warburg Pincus, the General Partner, WP ACE or one or more of WP ACE’s portfolio investments may be unable to access deposits, borrowing facilities or other services, either permanently or for an extended, potentially indeterminate, period of time. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by government-sponsored organizations such as the Federal Deposit Insurance Corporation, in the case of banks, and the Securities Investor Protection Corporation, in the case of certain broker-dealers, amounts in excess of the stated amounts are subject to risk of total loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose comparable risk of loss. While in recent years governmental intervention has resulted in additional protections for depositors and counterparties in connection with Distress Events, there can be no assurance that such intervention will occur in connection with any future Distress Event or that any such intervention undertaken will be successful or avoid the risks of loss, delays or negative impacts on banking or brokerage conditions or markets.

Any Distress Event could have a potentially adverse effect on the ability of the General Partner to manage WP ACE and its investments, and on the ability of the General Partner, WP ACE and any portfolio investment to maintain operations, which, in each case, could result in additional operational burdens, as well as significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event WP ACE is unable to close a transaction (whether due to the inability to draw capital on a credit line provided by a Financial Institution experiencing a Distress Event, the inability of WP ACE to access available capital or otherwise); the inability of WP ACE to acquire or dispose of investments, including at prices that the General Partner believes reflect the fair value of such investments; and the inability of Warburg Pincus or portfolio investments to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Financial Institution’s services, it is also possible that Warburg Pincus or a portfolio investment will experience additional operational burdens and expenses, and WP ACE will incur additional expenses or delays, or incur additional expenses, in putting in place alternative arrangements, or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, availability, access to capital or otherwise). To the extent the General Partner is able to exercise contractual remedies under agreements with Financial Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses, delays or other negative impacts. WP ACE and its portfolio investments are subject to similar risks as well as additional risks if a Financial Institution utilized by suppliers, vendors, contractors, service providers or other counterparties of WP ACE or a portfolio investment becomes subject to a Distress Event, which could have a material adverse effect on WP ACE and/or one or more of its portfolio investments.

Many Financial Institutions require, as a condition to using certain of their services (often including lending services), that the General Partner and/or WP ACE maintain all or a set amount or percentage of their respective accounts or assets with that Financial Institution, which heightens the risks associated with a Distress Event with respect to such Financial Institutions. Although the General Partner seeks to do business with Financial Institutions that it believes are capable of fulfilling their respective obligations to WP ACE, the General Partner is under no obligation to use a minimum number of Financial Institutions with respect to WP ACE or to maintain account balances at or below the relevant insured amounts. Under certain circumstances, such as receiving proceeds from a disposition, WP ACE will generally not be able to manage account balances so they remain at or below any relevant insured amounts.

In addition, the General Partner may not be able to identify all potential solvency or stress concerns with respect to a Financial Institution (either during diligence of a bank or vendors which have banking relationships) or to transfer assets from one bank to another in a timely manner in the event of a Distress Event. In the event of a situation where the General Partner, in its sole and good faith discretion, believes it is in the best interest of WP ACE to move assets quickly to another Financial Institution without sufficient time to open new accounts corresponding to WP ACE, if possible, the General Partner may seek to establish sub-accounts or other tracking processes within a general account or otherwise seek to take steps to segregate assets into separate accounts as soon as practicable.

It is also possible that any failure of a Financial Institution with which WP ACE, its portfolio investments and/or the General Partner transact could increase the risk of regulatory scrutiny with respect to their respective activities. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect WP ACE, its portfolio investments or their respective financial performance. The distress, impairment or failure of one or more Financial Institutions may be protracted and could lead to acute and/or prolonged periods of volatility among U.S. and non-U.S. financial institutions and the financial markets at large.

WP ACE may elect to structure its investments through Intermediate Entities, which may impact the allocation of Management Fees and Performance Participation Allocations.

If WP ACE considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of WP ACE or of certain current or prospective Unitholders, it or any of its affiliates may, in its sole discretion, cause the Fund to hold certain Investments directly or indirectly through Intermediate Entities (including Corporations). Management Fees and Performance Participation Allocations are expected to be paid or allocated, as applicable, in whole or in part, at the level of WP ACE or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.

WP ACE’s use of leverage may amplify losses, increase costs and limit cash flow.

WP ACE is permitted to make investments in portfolio investments that have a leveraged capital structure, thereby increasing the degree of credit risk inherent in each investment. WP ACE could directly or indirectly incur leverage on a portfolio or investment basis at the level of the Fund and/or its portfolio investments or assets or any other asset-level holding entities or intermediate entities. Where WP ACE invests in an Other Warburg Pincus Fund, WP ACE will indirectly be exposed to the leverage incurred by such Other Warburg Pincus Fund. While fund-level borrowings will be subject to limitations set forth in the Partnership Agreement and generally are expected to be interim in nature, leverage incurred below the fund, including at the investment level, intermediate entities or by any Other Warburg Pincus Fund in which WP ACE invests is generally outside of the scope of WP ACE’s borrowing limitations. Moreover, portfolio investments and intermediate entities generally do not have such limits on their ability to engage in borrowings or incur leverage with respect to all or a portion of the relevant investments. As such, the General Partner may be incentivized to rely more on such financing arrangements which would increase the overall leverage of WP ACE and its portfolio investments, amplifying risks relating to WP ACE’s use of leverage such as a failure to generate sufficient distributions from WP ACE’s portfolio to fully pay outstanding obligations under its credit facilities. Effective leverage could also take the form of direct borrowing, trading on margin, use of derivative instruments or other forms of direct and indirect borrowings. To the extent that any investment is made in a company (or through an entity) with a leveraged capital structure, such investment may be subject to increased exposure to adverse economic factors such as a significant rise in interest rates, a downturn in the global or local economy or deterioration in the condition of such company or its industry, or the relevant asset or asset class. These risks generally are expected to increase if and as interest rates rise, including in circumstances where WP ACE’s portfolio investment’s creditworthiness is such that it must borrow at higher interest rates. In the event that such a company or other asset-level entity (or group of companies or asset-level entities) is unable to generate sufficient cash flow (including through operations other than borrowings or payments) to timely meet principal and interest payments on its indebtedness, the value of WP ACE’s investment in such portfolio investment, asset or entity could be significantly reduced or even eliminated. In addition to external factors, WP ACE’s ability to obtain leverage on attractive terms may be negatively affected by, among other things, its size, the composition of WP ACE’s Unitholders, the composition of unencumbered wholly owned assets, the performance of its portfolio or its ability to secure or renew a line of credit (or achieve favorable terms on such line). In the event that the global credit markets deteriorate, it may be difficult for WP ACE or its portfolio investments to obtain leverage on attractive terms and WP ACE’s ability to generate attractive investment returns may be adversely affected. WP ACE will not be obligated to borrow on behalf of a portfolio investment, even in circumstances where WP ACE’s creditworthiness would permit borrowing at a lower rate than is available to the portfolio investment.

The Leverage Ratio limit will not apply during the first four (4) years following the Initial Closing Date, and even thereafter, there is no guarantee that the relevant leverage ratio for WP ACE will remain equal to or below 30%. Investors should be aware that where WP ACE makes an investment and utilizes leverage at the time of acquisition, in the event that the value of the portfolio investment decreases from the purchase price, the relevant leverage ratio may increase and, where such leverage ratio has increased above the relevant leverage target in such circumstances, WP ACE will not be required to undertake remedial action to reduce such leverage ratio below the applicable leverage target. In circumstances where the relevant leverage ratio exceeds the relevant leverage target, WP ACE’s ability to secure further financing in respect of its future or existing portfolio investments may be reduced and this may have an adverse effect on the returns of WP ACE.

Additionally, WP ACE reserves the right to use back leverage for certain portfolio investments. To date, back leverage entered into by any Other Warburg Pincus Funds has primarily been of limited recourse to such Other Warburg Pincus Funds, collateralized mainly by shares of the respective investments that are the subject of leverage. However, it is possible that WP ACE could enter into back leverage that is guaranteed by WP ACE or otherwise has recourse to WP ACE. The use of back leverage potentially enhances the return profile of investments, and accordingly, of the applicable fund (including WP ACE) overall, but also increases the risk profile of such investments.

WP ACE is generally authorized to borrow funds and otherwise incur indebtedness obligations in certain instances for any purpose relating to the activities of WP ACE, including without limitation to: (i) finance any investment-related activities of WP ACE; (ii) increase the buying power of WP ACE; (iii) provide interim financing to the extent necessary to consummate the purchase of investments prior to the receipt of permanent financing; (iv) pay for operating expenses or fund the payment of Management Fees; (v) make, hold or dispose of investments; (vi) provide guarantees of or other credit support for the obligations of third-parties (including portfolio investments); (vii) fund Repurchase Requests; (viii) fund distributions to the Unitholders; (ix) finance the repurchase of Units (including Units received by the Recipient with respect to the Performance Participation Allocation and/or the Manager with respect to the Management Fee); (x) provide collateral to secure outstanding letters of credit or to create reserves; and/or (xi) otherwise provide WP ACE with temporary liquidity, in each case in accordance with the Partnership Agreement. As security for such borrowing, guarantees or other credit support, WP ACE is permitted to grant liens on any of WP ACE’s or its subsidiaries’ assets to the lender or other counterparty, which assets may not necessarily be limited to a single portfolio investment. Such lender or other counterparty would, accordingly, have a claim that has priority over any claim by a Unitholder of WP ACE to such assets in an insolvency event or proceeding. In addition, to support borrowing, WP ACE and the General Partner, as applicable, will have the right, at its option, to pledge all or a portion of uncalled capital commitments, the right of the General Partner to deliver notices to Unitholders demanding capital contributions, the right to enforce all remedies under the Partnership Agreement against defaulting Unitholders and any account into which capital contributions are made; provided, that no Unitholder will be obligated to pledge its interest in WP ACE. Accordingly, the General Partner or the lender may demand that Unitholders contribute capital if WP ACE fails to repay the amounts borrowed or experiences an event of default. If WP ACE enters into any indebtedness with an Other Warburg Pincus Fund or another co-investor on a joint and several basis, and such Other Warburg Pincus Fund or co-investor initially funds the full amount of such borrowing, Warburg Pincus will be subject to conflicts of interest, for example between WP ACE with a reimbursement obligation and such Other Warburg Pincus Fund or co-investor seeking reimbursement.

As a subscription-based fund, WP ACE will not be able to secure borrowings with uncalled commitments from its Unitholders, and therefore expects to have more limited access to borrowings than commitment-based, closed-end funds. Any restriction or inability to obtain financing, or obtain financing on favorable terms, could have a negative impact on WP ACE’s ability to make investments or pay fees and expenses as they become due.

In addition, fund-level borrowing will result in incremental expenses that will be borne by Unitholders. These expenses typically include interest on the amounts borrowed, non-utilization fees on the available but unfunded portion of a borrowing facility, an upfront fee, and/or other one-time and recurring fees and expenses, as well as legal and other service provider fees relating to the establishment, negotiation and structuring of the terms of the borrowing facility and expenses relating to maintaining, renegotiating or terminating the facility (which may include reimbursement of lender’s expenses). Because the interest rate attributable to WP ACE’s borrowing is based in part on creditworthiness of the Unitholders and the terms of the Partnership Agreement, it may be higher than the interest rate a particular Unitholder could obtain individually. To the extent a particular Unitholder’s cost of capital is lower than WP ACE’s cost of borrowing, fund-level borrowing can negatively impact a Unitholder’s absolute overall individual financial returns even if it increases WP ACE’s reported net returns in certain methods of calculation.

A credit agreement or borrowing facility frequently will contain other terms that restrict the activities of WP ACE and the Unitholders or impose additional obligations on them. For example, certain lenders or facilities impose restrictions on a sponsor’s ability to consent to the transfer of a limited partner’s interest in a private equity fund or impose concentration or other limits on a fund’s investments and/or financial or other covenants that could affect the implementation of a fund’s investment strategy. In addition, in order to secure a subscription line, Warburg Pincus may request certain financial information and other documentation from Unitholders to share with lenders. The General Partner will have significant discretion in negotiating the terms of any subscription line for WP ACE and, because borrowing is at the WP ACE level or below, may agree to terms that are not the most favorable to one or more Unitholders based on their particular circumstances. In certain circumstances, due to separate evaluations of creditworthiness by lenders or facility providers, a portfolio investment or Other Warburg Pincus Fund subsidiary is expected to bear higher rates under a borrowing facility than are borne by WP ACE, resulting in a potential net benefit to WP ACE, or additional potential liquidity constraints or other burdens on the relevant portfolio investment or Warburg Pincus fund subsidiary. Lenders to such credit facilities or credit lines may obligate WP ACE to pledge some or all assets of WP ACE, including, but not limited to liquid assets, economic and beneficial interests in and rights to receive distributions in respect of portfolio investments, and to comply with financial and negative covenants, which could limit the ability of WP ACE to repurchase Units in certain circumstances.

WP ACE is also permitted to utilize fund-level borrowing when Warburg Pincus expects to repay the amount outstanding through means other than investor capital, including as a bridge for equity or debt capital with respect to an investment and for other purposes not prohibited by the Partnership Agreement. If WP ACE ultimately is unable to repay the borrowings through those other means, Unitholders would end up with increased exposure to the underlying investment, which could result in greater losses.

The use of leverage involves a high degree of financial risk and will increase WP ACE’s exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of its investments. Although borrowings by WP ACE, its subsidiaries and portfolio investments have the potential to enhance returns and provide for administrative convenience, they could further diminish returns (or increase losses) to the extent returns during the borrowing are less than WP ACE’s cost of funds or in the event of default. WP ACE is permitted to incur leverage on a joint and several basis with one or more alternative investment vehicles and Parallel Funds and each such vehicle is expected to have a right of contribution, subrogation or reimbursement from or against such other entities. In the event that WP ACE engages in financings where several investments are cross-collateralized, thereby subjecting multiple investments to the risk of loss, WP ACE could lose its interests in performing investments in the event such investments are cross-collateralized with poorly performing or non-performing investments. The use of leverage has the potential to result in costs to WP ACE that are not covered by distributable proceeds of WP ACE or appreciation of its investments. The costs and expenses of any borrowings incurred on a joint and several basis will generally be allocated among WP ACE and the relevant borrowers pro rata, which will increase the expenses borne by Unitholders and would be expected to diminish net investment returns if not offset by the benefits of such leverage. Conflicts of interest also have the potential to arise to the extent that a subscription line is used to make an investment that is later sold in part to co-investors (including one or more co-investing Warburg Pincus funds), as to the extent co-investors are not required to act as guarantors under the relevant facility or pay related costs or expenses, co-investors nevertheless stand to receive the benefit of the use of the subscription line and neither WP ACE nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses and/or liabilities, including all expenses associated with negotiating and putting in place a subscription line and all other related and associated expenses with such subscription line.

WP ACE is permitted to make loans and other advances to, or borrow sums from, Warburg Pincus or one or more designees (which may include one or more senior strategic partners). The loaning to or borrowing from affiliates of Warburg Pincus or one or more designees by WP ACE could involve conflicts of interest with respect to the terms applicable to the loans. Warburg Pincus may have an incentive to favor its own interests over those of WP ACE and its investors in determining the terms, timing, and amount of such loans or borrowings, which may not reflect market conditions or the best interests of WP ACE and its investors.

Hedging techniques employed by WP ACE may introduce counterparty, regulatory and liquidity risks that could potentially reduce performance in unexpected market conditions.

In connection with certain portfolio investments, WP ACE and/or its portfolio investments are authorized to, but generally are under no obligation to, employ hedging techniques designed to reduce the risks of adverse movements in commodity prices, interest rates and/or currency exchange rates. While such transactions may reduce certain risks, such transactions themselves entail certain other risks and costs.

Therefore, while WP ACE is expected to benefit from the use of hedging mechanisms, unanticipated changes in commodity prices, interest rates or currency exchange rates may result in additional costs and/or WP ACE may not fully benefit from favorable pricing or rate movements, which could result in a weaker overall performance for WP ACE than if it had not entered into such hedging transactions. There can be no assurance that adequate hedging arrangements will be entered into or even available on an economically viable basis or that such hedging arrangements, if entered into, will achieve the desired effect. Where WP ACE elects to employ hedging techniques, it may incur costs related to hedging arrangements, which may be undertaken in exchange-traded or over-the-counter (“OTC”) markets, including futures, forwards, swaps, options and other similar instruments. Where WP ACE elects not to, or is unable to, employ hedging techniques, the lack of a hedge may expose WP ACE to risks of adverse commodity price, interest rate or currency exchange rate movements. In some cases, hedging arrangements may result in losses greater than if hedging had not been used.

In some cases, particularly in OTC contexts, hedging arrangements will subject WP ACE to the risk of a counterparty’s inability or refusal to perform under a hedging contract, or the potential loss of assets held by a counterparty, clearinghouse, custodian or intermediary in connection with such hedging. OTC hedging contracts may expose WP ACE to additional liquidity risks if such contracts cannot be adequately settled.

Certain hedging arrangements may create for the General Partner and/or one of its affiliates an obligation to register with the U.S. Commodity Futures Trading Commission (the “CFTC”) or another regulator or comply with an applicable exemption. If the CFTC or another regulator imposes position limits or other regulatory requirements (such as rules under Regulation (EU) No 648/2012) on certain hedging arrangements, the ability of WP ACE or a portfolio investment to hedge its exposures may be limited by such requirements. Under current and proposed rules concerning position limits with respect to CFTC regulated products, including futures, swaps and certain other contracts on or linked to certain physical commodities, the positions in such contracts held by WP ACE and certain WP ACE-owned portfolio investments may be required to be aggregated. To the extent aggregation applies to WP ACE and its portfolio investments, it may not be feasible to hedge one or more risks in their respective operations, or the costs of hedging such risks may increase substantially, either of which could have an adverse effect on WP ACE. Rules concerning position limits with respect to CFTC regulated products, including futures, swaps and certain other contracts on or linked to certain physical commodities may make hedges in those products more expensive or unavailable, either of which could have an adverse effect on WP ACE.

WP ACE’s success depends upon the accuracy of financial projections and general economic conditions, which are not predictable, can have a material adverse effect on the reliability of such financial projections.

WP ACE will use financial projections to help analyze a potential investment or future capital raises by, and financing for, portfolio investments or other transactions. Projected operating results will often be based on management judgments, with adjustments to such projections made by Warburg Pincus in its discretion. In all cases, projections are only estimates of future results that are based, in whole or in part, upon information received from third-parties, including company management and assumptions made at the time that the projections are developed. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of a portfolio investment to realize projected values. In certain circumstances, there can be a delay by the portfolio investment in compiling and sharing projections with Warburg Pincus which can limit the reliability of the data. There can be no assurance that the projected results will be obtained, and actual results may vary significantly from the projections. General economic conditions, which are not predictable, can have a material adverse effect on the reliability of such financial projections.

WP ACE’s investments in public companies may be subject to unique risks.

WP ACE reserves the right to invest in public companies and to also make investments in connection with one or more take privates of formerly public portfolio investments or hold public securities following an IPO of a WP ACE portfolio investment. Investments in public investments may subject WP ACE to risks that differ in type or degree from those involved with investments in privately held investments. Such risks include, without limitation, movements in the relevant stock market and trends in the economy, greater volatility in the valuation of such companies, increased obligation to disclose information regarding such companies, limited trading volume of such securities relative to the scale of WP ACE’s ownership, limitations on the ability of WP ACE to dispose of such securities at certain times (including due to the possession by WP ACE of material non-public information, as discussed below under “Risks Related to Our Investments—Possession of material non-public information may restrict WP ACE’s ability to trade certain investments”), increased likelihood of shareholder litigation against such companies’ board members, which may include Warburg Pincus personnel, regulatory action by the SEC or other regulatory agencies and increased costs associated with each of the aforementioned risks.

Possession of material non-public information may restrict WP ACE’s ability to trade certain investments and could result in the loss of opportunities for WP ACE.

In certain instances, Warburg Pincus and its personnel will come into possession of material non-public information concerning specific companies, including as a result of certain Warburg Pincus professionals serving on the boards of directors of portfolio investments. Under applicable securities laws, this will limit the General Partner’s or Warburg Pincus’ flexibility to buy or sell securities issued by such companies. WP ACE’s investment flexibility is expected to be constrained as a consequence of the General Partner’s or Warburg Pincus’ inability to use such information for investment purposes. Warburg Pincus has policies and procedures in place that are intended to prevent the misuse of material non-public information by Warburg Pincus personnel, although there can be no assurance that such misuse will never take place. If such misuse takes place or is alleged to have taken place, an investigation by the SEC or other authorities could negatively impact the firm and/or its funds. Additionally, in certain instances, a Unitholder could receive material non-public information that in certain circumstances would limit such Unitholder’s trading activities outside of WP ACE.

Contractual non-compete and exclusivity arrangements may restrict WP ACE’s ability to pursue certain investment opportunities.

While Warburg Pincus has sought to, and will continue to seek to, resist, mitigate and/or manage contractual restrictions requested by investment counterparties, non-competition undertakings and analogous agreements are becoming increasingly prevalent in mergers and acquisitions. Situations may arise in which WP ACE, the General Partner and/or other members of Warburg Pincus may be required to enter into certain non-compete or similar exclusivity arrangements with third-parties in order to avoid the acquisition of investments which could compete with other investments held, or previously held, by WP ACE or by one or more Other Warburg Pincus Funds. While appropriate protections will typically be sought to limit the scope of such non-compete or exclusivity arrangements (for example, by limiting any non-compete or similar exclusivity arrangements by duration, to specifically identified companies and/or according to specific criteria such as business sector or industry, geographical scope of business operations and/or size of business operations, etc.), such non-compete or similar exclusivity arrangements may nonetheless have the effect of restricting the ability of WP ACE to pursue certain investment opportunities which may otherwise have been considered as potentially suitable for WP ACE.

The ability to effectively enforce patent, trademark and other intellectual property laws may affect the value of WP ACE’s investments.

Certain of WP ACE’s investments could depend heavily on intellectual property rights, including patents, trademarks, trade secret protection, non-disclosure agreements and service marks. The ability to effectively enforce patent, trademark and other intellectual property laws will affect the value of many of these companies. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject an issuer to significant liabilities to third-parties. The presence of patents or other proprietary rights belonging to other parties could lead to the termination of the research and development of an issuer’s particular product.

Investments in debt securities carry foreign exchange, credit and interest rate risk.

WP ACE expects to, in certain circumstances, make investments in debt instruments and convertible debt securities, including in connection with investments in equity or equity-related securities and/or other debt investments that have an expected return comparable to equity or equity-related securities or credit investments. In such circumstances, debt may be unsecured or structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt investments may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt investments. Other factors may materially and adversely affect the market price and yield of such debt investments, including investor demand, currency exchange matters, including fluctuations in the rate of exchange between the U.S. Dollar and the various non-U.S. currencies in which WP ACE’s investments are denominated, costs associated with conversion of investment capital and income from one currency into another, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. Certain debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, which can result in the avoidance of collateral securing the investment or the cancellation of the obligation representing the investment, (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing, (iii) equitable subordination claims by other creditors, (iv) so-called lender liability claims by the issuer of the obligations and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any portfolio investment or other issuer in which WP ACE invests, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of WP ACE’s investment in any such issuer. Any such debt investments may also be subject to early redemption features, refinancing options, pre-payment options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by WP ACE earlier than expected. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities may become worthless. Furthermore, there may be circumstances in which Warburg Pincus deems it appropriate for one or more other investment funds managed or controlled by it or its affiliates to invest in the debt securities of existing portfolio investments of WP ACE, in each case subject to the terms of the Partnership Agreement and the governing agreements of such other investment funds. See also “Potential Conflicts of Interest”.

WP ACE’s debt investments and debt-related instruments are subject to credit risk, which is the risk that an issuer will be unable to make principal and interest payments on its outstanding debt obligations when due, among other covenants and requirements. WP ACE’s returns to the Unitholders would be adversely impacted if an issuer of debt or debt-related instruments in which WP ACE invests were to become unable to make such payments when due. Even if WP ACE makes investments that the General Partner believes are secured by specific collateral the value of which initially exceeds the principal amount of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. In addition, in the event of bankruptcy of a borrower, WP ACE could experience delays or limitations with respect to its ability to realize the benefits of any collateral securing an investment. Under certain circumstances, collateral securing an investment may be released without the consent of WP ACE. Moreover, WP ACE’s investments in secured debt may be unperfected for a variety of reasons, including the failure to make required filings by lenders and, as a result, WP ACE may not have priority over other creditors as anticipated. Furthermore, WP ACE’s right to payment and its security interest, if any, would be subordinated to the payment rights and security interests of any senior lenders. Certain of these investments may have interest-only payment schedules, with the principal amount remaining outstanding and at risk until the maturity of the investment. In such cases, a portfolio investment’s ability to repay the principal of an investment would be dependent upon a liquidity event or the long-term success of such portfolio investment, the occurrence of which is uncertain.

Interest rate changes may also affect the value of a debt and debt-related investment directly and indirectly. In general, rising interest rates will negatively impact the price of a fixed rate debt and debt-related investment and falling interest rates will have a positive effect on price. Interest rate sensitivity is generally more pronounced and less predictable in portfolio investments with uncertain payment or prepayment schedules. During periods of rising interest rates, the average life of certain fixed rate debt and preferred equity securities is extended because of slower than expected principal payments. This may lock in a below-market interest rate and extend the duration of these securities, making them more sensitive to changes in interest rates. As a result, in a period of rising interest rates, these securities may exhibit additional volatility and additional loss in value.

There is no guarantee that Warburg Pincus will be able to successfully implement its Sustainability Policy while achieving its investment strategy.

Warburg Pincus maintains a sustainability policy (the “Sustainability Policy”) which it and the General Partner intend to apply as applicable to WP ACE’s investment process consistent with and subject to its fiduciary or other duties and any applicable legal, regulatory or contractual requirements. There is no guarantee that Warburg Pincus will be able to successfully implement its Sustainability Policy while achieving its investment strategy. Depending on the investment, certain sustainability factors, such as cybersecurity, employment practices and policies, health and safety, human rights and environmental factors, could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material sustainability factors and applying such sustainability factors to investment decisions may be qualitative and subjective by nature and Warburg Pincus expects to be subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of sustainability factors in the investment process. There is no guarantee that the criteria utilized or judgment exercised by the General Partner or a third-party advisor will reflect the views, internal policies or preferred practices of any particular Unitholder or other asset managers or reflect market trends. Warburg Pincus’ interpretations and decisions may differ from others’ views and could also evolve over time. Additionally, sustainability factors are only some of the many factors that the General Partner expects to consider in making an investment. Although Warburg Pincus views the consideration of sustainability factors to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Warburg Pincus cannot guarantee that its sustainability strategy, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or WP ACE as a whole. Similarly, to the extent the General Partner or a third-party advisor engages with portfolio investments on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the General Partner or a third-party advisor will depend on the General Partner’s, or any relevant third-party advisor’s, ability to engage with the relevant investment and skill in properly identifying and analyzing material sustainability and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of sustainability factors on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. Sustainability factors, issues, and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by WP ACE, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In addition, Warburg Pincus’ sustainability strategy and policies may change over time. Warburg Pincus, in certain circumstances, is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its initiatives based on cost, timing or other considerations. It is possible that market dynamics or other factors will make it impractical, inadvisable or impossible for Warburg Pincus to adhere to all elements of the General Partner’s investment strategy, including sustainability-related considerations, whether with respect to one or more individual investments or to WP ACE’s portfolio generally. In evaluating a prospective investment, Warburg Pincus may depend upon information and data provided by the entity or obtained via third-party reporting or advisors which may be incomplete or inaccurate and could cause the General Partner to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The General Partner does not intend to independently verify certain of the information reported by investments of WP ACE or third-parties and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any sustainability reporting will be provided in the General Partner’s sole discretion.

Sustainability-related statements, initiatives and goals as described in this Report with respect to WP ACE’s investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures. For avoidance of doubt, however, Warburg Pincus does not expect to subordinate WP ACE’s investment returns or increase a WP ACE’s investment risks as a result of (or in connection with) the consideration of any sustainability factors.

Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Warburg Pincus’ adoption of and adherence to such viewpoints, principles, frameworks, methodologies and tools are expected to vary over time. Any sustainability-related initiatives to which Warburg Pincus is or becomes a signatory, member or supporter may not align with the approach used by other asset managers (or preferred by investors) or with future market trends or government policies. There is no guarantee that Warburg Pincus will remain a signatory, supporter or member of or continue to report in the manner, at the intended cadence, or at all under or in alignment with such initiatives or any other similar industry frameworks. Further, Warburg Pincus’ Sustainability Policy and associated procedures and practices are proprietary and do not represent a universally recognized standard for assessing sustainability-related considerations.

Warburg Pincus and its sustainability strategy are subject to risks related to sustainability laws, regulations, policies and enforcement.

There is growing regulatory interest across jurisdictions, particularly in the U.S., UK and EU, in improving transparency around the role of sustainability in asset managers’ investment processes in order to allow investors to better understand, scrutinize and validate sustainability-related and other claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing sustainability policies and procedures to meet sustainability commitments to investors. Compliance with regulations concerning asset managers’ sustainability disclosures, including those set forth below, results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors, implement specific governance, risk management systems, and internal controls and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject the General Partner or WP ACE to additional compliance burdens, costs, and/or enforcement risks, or impact WP ACE’s ability to deliver on its investment strategy. Warburg Pincus and the General Partner cannot guarantee that their current approach to sustainability (including the Sustainability Policy) will meet future regulatory requirements.

Moreover, in recent years, anti-ESG sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions, and pursued related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, some conservative groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and in January 2025, the Trump Administration signed a number of Executive Orders focused on diversity, equity, and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences,” impose specific requirements on federal contractors, and preview upcoming compliance investigations of private entities. Anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions and scrutiny could result in Warburg Pincus and/or WP ACE’s portfolio companies facing additional compliance obligations, becoming the subject of investigations. enforcement action or litigation, or sustaining business losses (including the termination of federal grants and contracts) or reputational harm, or require certain investors to divest or discourage certain investors from investing in Warburg Pincus’ funds.

Warburg Pincus and its sustainability strategy and people initiatives could become subject to additional regulation and/or risk of regulatory scrutiny, penalties or enforcement in the future, and Warburg Pincus cannot guarantee that its current approach (including the Sustainability Policy) or WP ACE’s investments will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.

The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.

Warburg Pincus, the General Partner and/or WP ACE’s portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including, but not limited to, greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters (collectively, “Sustainability Disclosure Laws”). For example, in the fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. In Europe, the Corporate Sustainability Reporting Directive introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks, and opportunities on a “double materiality” basis. In addition to assessing the financial materiality of a sustainability matter, sustainability matters that pertain to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-, or long-term must be disclosed. Impacts may include those connected with the entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other sustainability topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.

Failure to comply with applicable Sustainability Due Diligence Laws may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.

Warburg Pincus, the General Partner, WP ACE and/or WP ACE’s portfolio companies may be subject to laws and regulations requiring due diligence processes and internal compliance systems in relation to a range of human rights and environmental matters (collectively, “Sustainability Due Diligence Laws”). For example, a number of jurisdictions have passed or proposed mandatory due diligence requirements in relation to forced labor and human rights matters across corporate groups and supply chains. Compliance with Sustainability Due Diligence Laws may require the development or update of internal compliance and enterprise risk management policies and related procedures, assigning board and/or management oversight as well as day-to-day operational responsibility for in-scope human rights and environmental matters, implementation of periodic compliance risk assessments, updates to contractual frameworks and agreements, the development of preventative and/or corrective action plans, changes to purchasing, design, and distribution practices, where relevant, and the development or update of notification mechanisms and complaints procedures. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Due Diligence Laws may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.

Obligations associated with the General Partner’s or Warburg Pincus’s participation on Creditors’ Committees may conflict with its duties owed to WP ACE.

The General Partner or Warburg Pincus, on behalf of WP ACE, may serve on committees formed by creditors (“Creditors’ Committees”) to negotiate with the management of financially troubled companies that may or may not be in bankruptcy. WP ACE may also seek to negotiate directly with debtors with respect to restructuring issues. Even if the General Partner or Warburg Pincus choose to join a Creditors’ Committee on behalf of WP ACE, there can be no assurance that they would be successful in obtaining results favorable to WP ACE in such proceedings, and WP ACE may incur significant legal fees and/or other expenses in attempting to do so, as Creditors’ Committees generally consist of many participants, each of which attempts to obtain an outcome that is in its individual best interests. As a result of the General Partner’s or Warburg Pincus’ service on such Creditors’ Committees on behalf of WP ACE, WP ACE may be deemed to have duties to other creditors represented by the Creditors’ Committees, which might thereby expose WP ACE to liability to such other creditors who disagree with the General Partner’s or Warburg Pincus’ actions.

The General Partner or Warburg Pincus, on behalf of WP ACE, may also elect to serve on Creditors’ Committees, equity holders’ committees, or other groups to ensure preservation or enhancement of WP ACE’s position as a creditor or equity holder. A member of any such Creditors’ Committee or group may owe certain obligations generally to all parties similarly situated that the Creditors’ Committee represents. If the General Partner or Warburg Pincus concludes that its obligations owed to the other parties as a Creditors’ Committee or group member conflict with its duties owed to WP ACE, it expects to resign from that Creditors’ Committee or group, and WP ACE may not realize the benefits, if any, of the General Partner’s or Warburg Pincus’ service on the Creditors’ Committee or group. Additionally, if WP ACE is represented on a Creditors’ Committee or group, it could be restricted or prohibited under applicable law from disposing of its investments in the subject company while it continues to be represented on such Creditors’ Committee or group.

Changes in laws, regulations or governmental policy may have an adverse impact on WP ACE and its investments, including the ability of WP ACE to execute its investment objectives and to receive attractive returns.

Presidential administrations generally seek to enact changes to numerous areas of law and regulations currently in effect. Any such changes, whether enacted by the present administration or a future administration could significantly impact WP ACE and/or the investments made by WP ACE. Specific legislative and regulatory proposals discussed during election campaigns and periodically that might materially impact WP ACE and/or its investments include, but are not limited to, changes to climate policy, trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations (including capital gains tax rate adjustments) and the federal tax code (including added scrutiny of management fee and carried interest waivers), public company reporting requirements and antitrust enforcement.

Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on various industries. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. None of the General Partner, WP ACE or their respective affiliates can predict the ultimate impact of the foregoing on WP ACE, its business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on WP ACE and its investment objectives. Such changes, whether enacted by the current administration or a future administration, may adversely affect WP ACE’s operating environment and therefore WP ACE’s business, operating costs, financial condition and results of operations. Further, any extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. There can be no assurance that any changes in laws, regulations or governmental policy will not have an adverse impact on WP ACE and its investments, including the ability of WP ACE to execute its investment objectives and to receive attractive returns.

In addition, any changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing the financial services industry, foreign trade, manufacturing, outsourcing, development and investment in the territories and countries or types of investments in which WP ACE is permitted to invest, and any negative sentiments towards the United States as a result of such changes, could adversely affect the performance of WP ACE’s investments. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively, in portfolio investments. Moreover, media (including social media) has the potential to influence public sentiment and escalate tensions both within the U.S. and in international relations, which could cause social unrest and could negatively impact stock markets and economics around the globe and WP ACE’s investments.

Global trade disruption, introductions of trade barriers and trade frictions may materially and adversely impact WP ACE and its portfolio investments.

Some political leaders around the world (including in the U.S. and certain European nations) have put forth protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has in certain instances indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has in the past announced the imposition of tariffs on certain foreign goods, and has indicated a willingness to impose tariffs on imports of other products and from specific jurisdictions. Some foreign governments, including China, in the past, have also instituted tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, including in response to tariff impositions by the United States. It is not possible to determine whether any such tariffs will ultimately be effective, or if made effective, how long such tariffs or similar measures will remain in place. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of portfolio investments. In addition, trade disputes may develop between other countries, which may have similar or more pronounced risks and consequences for portfolio investments. It is not possible to ascertain the precise impact these events will have on the U.S. and other economies, WP ACE or its portfolio investments from a financial, tax or regulatory perspective, but any such impact could be material and adverse.

WP ACE is subject to certain risks by virtue of its expected international investments.

WP ACE expects to invest a portion of its assets in portfolio companies that are organized or headquartered or have substantial sales or operations outside of the United States, its territories and possessions. Non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various foreign currencies in which WP ACE’s foreign investments are denominated, and costs associated with conversion of investment capital and income from one currency into another and/or the repatriation of capital from such jurisdictions; (ii) inflation matters, including rapid fluctuations in inflation rates; (iii) differences between the U.S. and many non-U.S. securities markets, including potential price volatility in and relative illiquidity of some non-U.S. securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and the potential of less government supervision and regulation; (iv) economic, social and political risks, including potential exchange control regulations and restrictions on non-U.S. investment and repatriation of capital, sanctions, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; (v) the possible imposition of non-U.S. taxes on income and gains recognized with respect to such securities; (vi) less developed corporate laws regarding creditors’ rights (including the rights of secured parties), fiduciary duties, corporate responsibility, governance and the protection of minority or significant investors; (vii) differences in conventions relating to documentation, settlement, corporate actions, board matters, stakeholder rights and other matters; and (viii) foreign investment controls limiting or precluding foreign investment above certain ownership levels or in certain sectors of the country’s economy. Any such restrictions could substantially limit the ability of WP ACE to make non-U.S. investments, and as a result, are expected to negatively affect the performance of WP ACE. In addition, laws and regulations of non-U.S. countries may impose restrictions that would not exist in the U.S. and may require financing and structuring alternatives that differ significantly from those customarily used in the United States. Non-U.S. countries also may impose taxes on WP ACE and/or the Unitholders of WP ACE. The General Partner intends to analyze risks in the applicable non-U.S. countries before making such investments, but no assurance can be given that a change in political or economic climate, or particular legal or regulatory risks, including changes in regulations regarding non-U.S. ownership of assets or repatriation of funds or changes in taxation, will not adversely affect WP ACE, the Unitholders or an investment by WP ACE.

WP ACE may invest in emerging markets that involve additional risks and considerations not typically associated with investing in more established markets.

Investments made by WP ACE in non-U.S. jurisdictions may include, among others, investments in emerging markets such as China, Southeast Asia, India, various Latin American countries and some emerging countries in Central and Eastern Europe, as well as investments in certain other emerging and frontier markets. Investing in emerging markets involves additional risks and special considerations not typically associated with investing in other, more established economies or markets. Such risks may include, among others, (i) increased risk of nationalization or expropriation of assets or confiscatory taxation; (ii) greater social, economic and political uncertainty, including conflict or social unrest; (iii) greater governmental involvement in, and control over, the economy; (iv) governmental decisions to cease support of economic reform programs or to impose central planning of the economy; (v) less extensive regulation of financial and other markets; (vi) greater regulatory uncertainty; (vii) greater volatility, less liquidity and smaller capitalization of markets; (viii) greater volatility and greater governmental involvement in monetary policy and currency exchange rates; (ix) greater risk of inflation; (x) higher dependence on exports and the corresponding importance of international trade; (xi) greater controls on foreign investment and limitations on the realization of investments, repatriation of invested capital and on the ability to exchange local currencies for U.S. Dollars; (xii) less developed corporate laws, including greater uncertainty regarding the extent of the duties of officers and directors, the limitations of their liabilities and the protection of investors; (xiii) longer settlement periods for transactions and less reliable clearance and custody arrangements; (xiv) maintenance of WP ACE’s investments (as well as cash pending investment consummation or distribution) with non-U.S. brokers and securities depositories that may be subject to fewer regulations in terms of segregation of cash and assets and adequate capitalization; (xv) risks associated with differing cultural expectations and norms regarding business practices, gifts and hospitality; (xvi) less developed compliance infrastructure and less availability of qualified personnel with experience in compliance and risk management; (xvii) differences in auditing and financial reporting standards, which may result in the unavailability of material information about portfolio investments; (xviii) less developed, reliable or independent judicial systems for the enforcement of contracts or claims; (xix) threats or incidents of corruption or fraud; (xx) less developed cybersecurity and technology infrastructure and greater risk of misappropriation of intellectual property and/or personal information; (xxi) national security-related investment clearance regimes; and (xxii) public health issues, including less developed public health infrastructure that is not able to adequately respond to public health emergencies, including outbreaks of infectious diseases such as SARS, H1N1/09 flu, avian flu, Ebola and COVID-19. Any or all of the foregoing may cause WP ACE not to pursue certain investments, or to alter certain activities, liquidate certain portfolio investments or liquidate such investments prior to or after the time when the General Partner would otherwise choose to liquidate to achieve optimal returns, and any or all of the foregoing risks may cause losses or have other negative impacts on WP ACE or its portfolio investments.

Repatriation of investment income, assets and the proceeds of sales by foreign investors, such as WP ACE, may require governmental registration and/or approval in some emerging markets. WP ACE could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by emerging-market countries on interest or dividends paid on financial instruments held by WP ACE or gains from the disposition of such financial instruments and other assets.

In emerging markets, there can be less government supervision of or a less predictable application of regulations towards business and industry practices, stock exchanges, over-the-counter markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision that is in place may be subject to manipulation or control. Many emerging market countries do not have mature legal or regulatory systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not proceed at the same pace as market developments, which could result in investment risks. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among tribal, local, regional and national requirements or authorities. In certain cases, the laws and regulations governing investments in securities and/or assets may not exist or may be subject to inconsistent or arbitrary application or interpretation. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in some countries. WP ACE may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in non-U.S. courts.

Certain of the markets in which WP ACE expects to invest are frontier markets that are subject to many of the same risks as investments in emerging markets, as well as heightened or additional risks, including political and/or economic instability, conflict or corruption. Investments may be made in territories where border disputes exist, making the legal, political and security climate uncertain, and there can be no assurances that such potential instability will ease. Transactions in such regions may depend upon accessing appropriate and reputable intermediaries. Despite a growing trend toward democratic processes, some frontier economies are in countries with a history of military conflict and corruption. If such activities were to recur, they could reverse favorable trends toward economic and market reform, privatization and the removal of trade barriers, and result in significant disruptions in markets.

Regulatory action and economic conditions in Europe could have a significant effect on the value of securities and investments held by WP ACE.

There is often a high degree of regulation in European economies, and action by European governments, the Commission of the European Union (the “EU”) or other national independent and competition authorities could have a significant effect on market conditions and the value of securities and investments held by WP ACE. Action by such governments may directly affect foreign investment in securities of European companies, including through changes in policy with regard to taxation, fiscal and monetary policies, labor laws, repatriation of profits, antitrust and anti-cartel laws, and other economic and trade regulations. The European economies may differ favorably or unfavorably from the other economies with regard to the rate of growth of gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments. The economies of certain European countries depend heavily on international trade and can be adversely affected by the enactment of trade barriers or changes in the economic conditions of their trading partners. Changing political environments, regulatory restrictions and changes in government institutions and policies in Europe could adversely affect private investments and the performance of WP ACE’s investments. See also “International conflicts and geopolitical events can disrupt markets and economies, creating significant uncertainty and potential losses.”

Since the credit crisis of 2007, the economies of certain Eurozone countries suffered higher unemployment, lower or stagnant economic growth, a decline in the real value of living wages, large current account deficits, lack of competitiveness, high government borrowing relative to GDP and higher interest rates on government bonds, reflecting a perceived risk of being unable to meet future financial obligations. While the devaluation of a nation’s currency would be expected to stimulate competitiveness, reduce unemployment, increase GDP and ultimately raise taxes to reduce a budget deficit, it is not within the control of individual Eurozone countries to devalue the Euro. Without reasonable prospects for growth, and the inability to devalue their national currency, some Eurozone countries have, or have been forced to, reduce public spending on the one hand, which has resulted in lower growth, higher unemployment and lower tax revenues, while on the other hand attempting to introduce structural reforms to improve competitiveness over the longer term. Without the means to stimulate economic growth through currency devaluation, critics of the single currency question the suitability of the Euro to function in the diverse economies of the Eurozone and, if a single currency is unsuitable, the risk of the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro entirely. A particularly high level of government debt may be unsustainable for a country that has, and continues to endure, weak economic growth, high unemployment and has yet to implement or benefit from long-term economic reforms. A default on sovereign debt, although now a more remote risk than after the crisis, could have a material impact on economic conditions and market activity in the Eurozone and elsewhere in the European Union. For example, default by a participating member state could result in, or contribute to, the defaulting member state ceasing to use the Euro as its national currency, or even provide a stimulus for one or more member states to withdraw from European Union membership, any of which would likely have an adverse impact on WP ACE. Moreover, any structural instability of the Eurozone would likely have negative implications for the global economy. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. Volatility in the global credit markets may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute WP ACE’s investment strategy. Uncertainty in the Eurozone could have an adverse effect on WP ACE by affecting the performance of its investments and its ability to fulfill its investment objectives.

In March 2019, the EU adopted Regulation (EU) 2019/452 (the “Screening Regulation”), establishing a framework for the screening of foreign direct investments (“FDI”) from non-EU countries that may affect security or public order. At that time, roughly half of the European Union Member States (the “Member States”) had some form of legislation in place for screening foreign direct investment within their territories (namely, Austria, Denmark, Finland, France, Germany, Hungary, Italy, Latvia, Lithuania, the Netherlands, Poland, Portugal, Romania, Slovenia and Spain). The Screening Regulation’s objective is to equip the EU to identify, assess and mitigate potential risks for security or public order by creating a framework for Member States that already have, or that may implement a screening mechanism. The Regulation does not require Member States to implement or maintain a screening mechanism. The Regulation has been in force since October 11, 2020.

The Screening Regulation covers FDI from third countries, i.e., those investments “which establish or maintain lasting and direct links between investors from third countries including State entities, and undertakings carrying out an economic activity in a Member State”. The Screening Regulation applies to all sectors of the economy. It is not triggered by any monetary threshold. The Screening Regulation empowers Member States to review investments within its scope on the grounds of security or public order, and to take measures to address specific risks. The review and, when required, the adoption of measures preventing or conditioning an investment are the ultimate responsibility of Member States.

In determining whether FDI is likely to affect security or public order, Member States and the European Commission may “consider all relevant factors, including the effects on critical infrastructure, technologies (including key enabling technologies) and inputs which are essential for security or the maintenance of public order, the disruption, failure, loss or destruction of which would have a significant impact in a Member State or in the Union.”

Under the Regulation, the European Commission has no formal power to approve or prevent FDI, but it can intervene in national screening by obtaining information from the national competent authority. The European Commission may also screen FDI that is likely to affect projects or programmes of EU interest on the grounds of security or public order and issue an opinion. Member States must take account of the European Commission’s opinion and justify a decision not to follow such opinion. The framework establishes basic criteria for FDI screening, such as transparency, non-discrimination, procedural rules and factors to be taken into account in determining whether an investment is likely to affect security or public order.

In its guidance, the European Commission called upon Member States that currently have screening mechanisms to make full use of those mechanisms and called upon Member States that do not have a screening mechanism, or whose screening mechanisms do not cover all relevant transactions, to set up a screening mechanism and/or consider other options to address cases where the acquisition or control of a particular business, infrastructure or technology would create a risk to security or public order, including health security, in the EU.

The scope of the Screening Regulation and the concerns expressed by the European Commission in the context of the current pandemic suggest that more transactions involving companies in the EU are likely to be subject to FDI screening, and, if not screened, could be subject to ex post comments by Member States or opinions by the European Commission up to 15 months after completion of the investment. The outcome of any FDI screening process may be difficult to predict, and there is no guarantee that, if applicable to a portfolio company, the decisions of a national competent authority would not adversely impact WP ACE’s investment in such entity.

In January 2024, the EU Commission published its proposal to revise the EU Foreign Direct Investment Screening Regulation (currently under its first reading before the Council of the European Union). It proposes that (i) all EU Member States must be equipped with a national FDI screening regime, (ii) national regimes have to cover greenfield investments and investments by foreign investors through an EU-based subsidiary, and (iii) EU Member states must screen a minimum sectoral scope.

International conflicts and geopolitical events can disrupt markets and economies, creating significant uncertainty and potential losses.

Wars and other international conflicts, such as the Israeli-Palestinian conflicts and the ongoing military conflict between Russia and Ukraine, have caused disruption to global financial systems, trade and transport, among other things. In response, multiple other countries have put in place sanctions and other severe restrictions or prohibitions on certain of the countries involved, as well as related individuals and businesses.

The ultimate impact of these conflicts (and other geopolitical events, including national referenda, elections, interest rates, political movements, humanitarian crises, national and international policy changes, actual or perceived trade wars, import or export controls, executive orders, laws, legal systems and regulatory regimes) and their effect on global economic and commercial activity and conditions, and on the operations, financial condition and performance of WP ACE or any particular industry, business or investee country and the duration and severity of those effects, is impossible to predict.

These matters may have a significant adverse impact and result in significant losses to WP ACE. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities and reductions in the availability of capital. It may also limit the ability of WP ACE to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy which WP ACE intends to pursue, all of which could adversely affect WP ACE’s ability to fulfill its investment objectives.

WP ACE’s investments denominated in non-U.S. currencies carry foreign exchange risk.

Although many of WP ACE’s investments are expected to be U.S. Dollar denominated, WP ACE’s investments that are denominated in non-U.S. currencies are subject to the risk that the value of a particular currency will change in relation to one or more other currencies, including the U.S. Dollar, the currency in which the books of WP ACE are kept and contributions and distributions generally will be made. Among the factors that may affect currency values are trade balances between nations, the level of short-term interest rates, differences in relative value of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. WP ACE may incur costs in converting investment proceeds from one currency to another. Warburg Pincus reserves the right to, but it is under no obligation to, employ hedging techniques to manage exposure, although there can be no assurance that such strategies will be effective. See “Risks Related to Our Investments—Hedging techniques employed by WP ACE may introduce counterparty, regulatory and liquidity risks that could potentially reduce performance in unexpected market conditions.” Non-U.S. prospective investors should note that Units are denominated in U.S. Dollars. Prospective investors subscribing for Units in any country in which U.S. Dollars are not the local currency should note that changes in value of foreign exchange between the U.S. and such currency may have an adverse effect on the value, price or income of the investment to such prospective investors. There may be foreign exchange regulations applicable to investments in non-U.S. currencies in certain jurisdictions.

There can be no assurance that any privatizations will be undertaken or, if undertaken, successfully completed.

WP ACE reserves the right to invest in state-owned enterprises that have been, or will be, transferred from government ownership to private or quasi-private ownership. It is impossible to predict whether any further privatizations will take place or what the effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, successfully completed. There can also be no assurance that, if a privatization is undertaken on a private placement basis, WP ACE will have the opportunity to participate in the investing consortium. Changes in political or economic factors would result in changes in government policies towards privatization, and it is possible that governments may decide to return projects and companies to state ownership. In such scenarios, the level of compensation that would be provided to the private companies concerned cannot be accurately predicted, but could be substantially less than the amount invested in such companies. Privatizations and exits from these transactions may trigger substantial political and regulatory reactions, which may cause WP ACE to be unable to profitably invest in state-owned enterprises. In addition, government influence of a company could affect the ability of that company to adopt reforms that would result in reduced wages to employees or staff reductions or the elimination of non-performing segments of the business.

There can be no assurance that any governmental entity will not legislate, impose regulations, or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of any portfolio investment.

The right of certain of WP ACE portfolio investments to generate, produce or sell products may be granted by or derive from approval by governmental entities and be subject to special risks, including the risk that the relevant governmental entity will exercise sovereign rights and take actions contrary to the rights or interests of WP ACE or the relevant portfolio investment. There can be no assurance that any governmental entity will not legislate, impose regulations, or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of any portfolio investment.

Restrictions on U.S. outbound investment could limit the universe of prospective investments available to WP ACE.

In August 2023, the President of the United States issued an executive order setting forth the framework for outbound investment controls regulating U.S. investment to countries and companies deemed to be adverse to U.S. national security and foreign policy interests. In October 2024, the U.S. Department of the Treasury issued a Final Rule to implement the President’s order, which became effective on January 2, 2025 and imposes notification requirements for, and the prohibition of, outbound investment involving semiconductors and microelectronics, quantum information technologies, and artificial intelligence by U.S. persons into certain entities with a nexus to China. Moreover, there is a high likelihood that the number of targeted sectors will expand over the life of WP ACE. Such restrictions on U.S. outbound investment could limit the universe of prospective investments available to WP ACE, making it more difficult to deploy capital or identify buyers for investments, and/or adversely affect the governance and operations of WP ACE’s investments and thus the performance of WP ACE.

Non-U.S. bankruptcy law and process may differ substantially from that in the U.S., resulting in increased costs and greater uncertainty.

Investment in the debt of financially distressed companies domiciled outside the U.S. involves additional risks. Non-U.S. statutes comparable to the U.S. Fair Debt Collection Practices Act may establish specific guidelines and procedures which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. The failure of WP ACE’s third-party and affiliated servicers to comply with these laws could have a material adverse effect on WP ACE’s ability to recover on its investments or may subject WP ACE or Warburg Pincus to monetary penalties. In addition, the costs of monitoring compliance with such laws will likely result in additional expenditures. Bankruptcy law and process may differ substantially from that in the U.S., resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain.

Other regulations may also limit the flexibility of WP ACE to protect its interests in the event of an insolvency of a transaction counterparty in the EU. In the event of a counterparty’s (or its affiliate’s) insolvency, WP ACE’s ability to exercise remedies, such as the termination of transactions, netting of obligations and realization on collateral, could be stayed or eliminated under new special resolution regimes adopted in the United States, the EU and various other jurisdictions. Such regimes provide government authorities with broad authority to intervene when a financial institution is experiencing financial difficulty. In particular, with respect to counterparties who are subject to such proceedings in the EU, the liabilities of such counterparties to WP ACE or their affiliates could be reduced, eliminated, or converted to equity in such counterparties (sometimes referred to as a “bail in”). The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.

Risks Related to Secondary Investments and Primary Commitments

There is no established market for Secondary Investments, and there can be no assurance WP ACE will be able to identify sufficient Secondary Investment opportunities.

WP ACE is permitted to make Secondary Investments in Other Warburg Pincus Funds or in funds managed by other private equity sponsors and to participate in platform investments and joint ventures managed by Warburg Pincus. There is no established market for Secondary Investments and no liquid market is expected to develop for Secondary Investments, once acquired. Moreover, the market for Secondary Investments has been evolving and is likely to continue to evolve. WP ACE could target purchases of portfolios of interests in funds managed by other private equity sponsors from institutional and other investors, who could be less motivated to sell interests in such funds during periods in which the performance of such funds is perceived to be improving. There can be no assurance that WP ACE will be able to identify sufficient Secondary Investment opportunities, view them as appropriate for WP ACE’s portfolio or acquire sufficient Secondary Investments on attractive terms. Equally, there can be no assurance that WP ACE will be able to realize any Secondary Investment at a price that reflects what Warburg Pincus believes to be its market value.

Investments in Other Warburg Pincus Funds and Third-Party Pooled Investment Vehicles may subject WP ACE to additional risks and expenses.

WP ACE is permitted to make investments in Other Warburg Pincus Funds, and to participate in platform investments and joint ventures managed by Warburg Pincus. In such circumstances, WP ACE will be directly or indirectly subject to the terms of the governing documents of the relevant Other Warburg Pincus Fund in which it invests, and such terms will control with respect to such investment, even if such terms are inconsistent with the terms of WP ACE. For example, the applicable governing documents of such Other Warburg Pincus Fund could provide for a different form, manner, timing or calculation of performance-based compensation that could result in Warburg Pincus receiving such compensation from such Other Warburg Pincus Fund in a greater amount, earlier or subject to fewer or less burdensome conditions than is the case for the Performance Participation Allocation allocable by WP ACE. Such activity will subject WP ACE to additional risks (including, potentially, additional exposure to the same investments made by WP ACE). For example, WP ACE could bear, directly or indirectly, as an operating expense, the organizational expenses and operational expenses that arise in such Other Warburg Pincus Fund. WP ACE will generally not have an active role in the day-to-day management of any Other Warburg Pincus Fund or have the opportunity to evaluate the specific investments made thereby before they are made. The returns of an Other Warburg Pincus Fund will depend in part on the performance of the team managing the Other Warburg Pincus Fund and could be substantially adversely affected by the unfavorable performance of such team(s).

Although not expected to be a large portion of its investment strategy, WP ACE is permitted to make investments directly in third-party pooled investment vehicles (“Third-Party Pooled Investment Vehicles”) managed by third-party investment managers (“Third-Party Pooled Investment Managers”). The private equity asset class comprises a wide-range of strategies and investment types, and the private equity oriented investment strategies pursued by third-party fund managers are expected to vary. As discussed below, there are many investment-related risks associated with Secondary Investments, which could impair the performance and value of WP ACE’s Investments.

It is expected that Third-Party Pooled Investment Vehicles will implement similar leverage arrangements to WP ACE, which would increase the overall indirect leverage applicable to WP ACE’s Investments. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and may negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings may limit the ability of WP ACE to use its interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness of WP ACE.

A Third-Party Pooled Investment Vehicle may make distributions to WP ACE that are subject to clawback arrangements with such Third-Party Pooled Investment Vehicle. Accordingly, WP ACE may set aside amounts that it could otherwise reinvest or distribute to Unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to Unitholders or additional investments by WP ACE. In addition, WP ACE may make commitments to Third-Party Pooled Investment Vehicles in excess of WP ACE’s total capital. As a result, WP ACE may need to retain distributions or take other measures (e.g., borrowing) if WP ACE does not generate sufficient cash flow from its investments to meet these commitments.

WP ACE, and indirectly Unitholders, will bear multiple levels of fees and expenses.

In addition to the direct expenses and management costs borne by WP ACE, it will also bear its pro rata share of certain expenses and management costs incurred directly or indirectly by Other Warburg Pincus Funds and/or Third-Party Pooled Investment Vehicles in which it invests. This would result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in such Other Warburg Pincus Funds and/or Third-Party Pooled Investment Vehicles. WP ACE has the right to pay or otherwise bear carried interest, management fees and/or other incentive compensation in connection with Secondary Investments in Third-Party Pooled Investment Vehicles. WP ACE will not be reimbursed for any such fees paid to the managers of underlying funds in respect of such Secondary Investments (i.e., there will be “double fees” involved in making such investments which would not arise if the Unitholder were to invest in the underlying fund directly, because the Manager and its affiliates will receive fees with respect to the management of WP ACE, on the one hand, and the underlying fund manager is permitted to receive additional fees with respect to the management of such underlying fund, on the other hand), which will increase the amount of expenses borne by WP ACE (and indirectly by Unitholders) and reduce returns. With respect to WP ACE’s Primary Commitments to and Secondary Investments in Other Warburg Pincus Funds (including Secondary Investments made through WP ACE’s Primary Commitments in Other Warburg Pincus Funds), WP ACE is not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with its investments in such Other Warburg Pincus Funds, except in limited circumstances, in which case such management fees will be credited against and reduce the next succeeding monthly Management Fee payments (but not below zero) and such carried interest or incentive compensation will be credited against and reduce the next succeeding Performance Participation Allocations (but not below zero). WP ACE will indirectly bear other expenses in connection with a portfolio investment in or alongside an Other Warburg Pincus Fund, including any investment related expenses and other partnership expenses as applicable to such Other Warburg Pincus Fund (to the extent applicable). These various levels of costs and expenses will be charged whether or not the performance of WP ACE generates positive returns. As a result, WP ACE, and indirectly the Unitholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset WP ACE’s profits. In addition, because of the fees and expenses payable by WP ACE pursuant to such portfolio investments, its returns on such portfolio investments will be lower than the returns to a direct investor in the Other Warburg Pincus Funds and/or Third-Party Pooled Investment Vehicles. Such returns will be further diminished to the extent WP ACE is also charged management fees and/or bears carried interest or other similar performance-based compensation in connection with its Secondary Investments. Furthermore, for purposes of calculating management fees or other incentive compensation, the calculation of the NAV will include any capitalized deal-specific expenses incurred in connection with unrealized Investments, including expenses and fees such as acquisition fees, capital markets and financing-related fees paid to Warburg Pincus or its affiliates, and expenses and fees such as transaction support services costs paid to a portfolio entity, which in certain circumstances will have the effect of increasing the base for calculating management fees and other incentive compensation and involves conflicts of interest relating to Warburg Pincus determining such amounts and then earning additional fees thereon.

The performance of WP ACE’s Investments in Secondary Investments will depend in large part on the acquisition price paid by WP ACE for such investments and on the structure of the acquisitions.

The performance of WP ACE’s Investments in Secondary Investments will depend in large part on the acquisition price paid by WP ACE for such investments and on the structure of the acquisitions. Although the acquisition price paid for WP ACE’s Secondary Investments will likely be the subject of negotiation with the sellers of the investments, the acquisition price is typically determined by reference to the carrying values recently reported by the underlying funds (which could be based on interim unaudited financial statements) and other available information. The underlying funds are not generally obligated to update any valuations in connection with a transfer of interests on a secondary basis, and such valuations could not be indicative of current or ultimate realizable values. Moreover, there is no established market for Secondary Investments or for the privately held portfolio entities in which the Third-Party Pooled Investment Vehicles or Other Warburg Pincus Funds may own securities, and there could be no comparable companies for which public market valuations exist. See also, “Risks Related to our Business and Structure—Unitholders will bear multiple levels of fees and expenses.”

As a result, the valuation of Secondary Investments may be based on imperfect information and is subject to inherent uncertainties. Generally, WP ACE expects to hold its Secondary Investments on a long-term basis. As a result, the performance of WP ACE will be adversely affected in the event that the valuations assumed by Warburg Pincus in the course of negotiating acquisitions of investments prove to have been too high.

WP ACE’s portfolio investments in certain industry sectors are subject to a variety of unique risks.

WP ACE expects to make one or more portfolio investments in certain industry sectors described elsewhere in this Report, including, but not limited to, the following sectors each of which may be subject to a variety of risks, not all of which can be foreseen or quantified:

(i) Financial Services

Financial services companies often have asset and liability structures that are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the local, national and international business and financial communities (including, e.g., the Dodd-Frank Act, Basel III, Basel IV, which began implementation in 2023, and the European Union directive 2009/138/EC known as Solvency II), monetary and fiscal policies, interest rates, inflation, currency values, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties, and the level and volatility of trading markets. Fluctuations in interest rates, which affect the value of assets and the cost of funding liabilities, are not predictable or controllable and may affect economic activity in various regions. Such factors can affect financial services companies, including through effects on their customers, counterparties and the value of financial instruments they hold.

The profitability of investments in financial services companies may be adversely affected by a worsening of general economic conditions in domestic and international markets and by monetary, fiscal or other policies that are adopted by various governmental authorities and international bodies. Monetary policies have had, and will continue to have, significant effects on the operations and results of such businesses. There can be no assurance that a particular business will not experience a material adverse effect on its net interest income in a changing interest rate environment, including as described in “Risks Related to Our Investments—WP ACE may become subject to the risk of default, insolvency, corruption or fraud of financial institutions and other similar organizations.” Factors such as the liquidity of the global financial markets, the level and volatility of prices of financial instruments, investor sentiment and the availability and cost of credit may significantly affect the activity levels of customers with respect to size, number and timing of transactions. All or any of these factors could lead to a decline in the volume of transactions that financial services companies execute for their customers and thus lead to a decline in revenues from fees, commissions and spreads. The brokerage and investment management industry can be significantly affected by changes in regulations, brokerage commission structure, and a competitive environment combined with the high operating leverage inherent in companies in this sector. The performance of companies in this industry can be closely tied to the stock and bond markets and can suffer during market declines, and revenues can depend on overall market activity.

WP ACE reserves the right to also make investments in FinTech companies. Such companies may have limited product lines, markets, financial resources or personnel. The FinTech industry is challenged by various factors, including rapidly changing market conditions and/or participants, new competing products, services and/or improvements in existing products. Additionally, in the U.S. many FinTech activities are regulated on a state-by-state basis with varying levels of requirements that often are subject to inconsistent judicial interpretations. These requirements include consumer protections (such as disclosure requirements and usury), licensing (such as non-bank lending, money transmission, and debt collection) and supervision (in particular banking and insurance). While the Dodd-Frank Act clarified certain pre-emption issues, there often is a tension between these state regulatory regimes and Federal regulation. For example, the OCC announced its intention to create a special payments charter that would be the equivalent of a “national version of a state money transmitter license” to facilitate payment processing. An OCC charter would impose many of the capital requirements, operating restrictions and other regulatory burdens that historically apply only to banks, but would have the advantage of usurping a fifty-state system subject to different statutes, inconsistent regulatory and judicial interpretations and often lengthy application periods. In October 2019, a U.S. district court ruled against the OCC’s proposed charter in a case brought by the New York State Department of Financial Services (“DFS”). The OCC has filed an appeal in the Court of Appeals for the Second Circuit which dismissed the lawsuit by the DFS in June 2021.

WP ACE’s portfolio investments in this industry will compete in this volatile and highly competitive environment. There is no assurance that products or services sold by these portfolio investments will not be rendered obsolete or adversely affected by competing products and services or that these portfolio investments will not be adversely affected by other challenges, including the changing regulatory environment. Instability, fluctuations or an overall decline within the technology industry may not be offset by increases in other industries not so affected. FinTech oriented companies are heavily dependent on patent and intellectual property rights. The loss or impairment of these rights may adversely affect the profitability of these companies.

The financial services industry, most notably FinTech is highly dependent on communications and information systems and is exposed to many types of operational risks, including the risk of fraud or security breaches by employees or other parties, record keeping errors, errors resulting from faulty or “hacked” computer or telecommunication systems, computer failures or interruptions, and damage to computer and telecommunication systems caused by internal or external events. New technologies and improved products and services are continually being developed, rendering older technologies, products and services obsolete, leading to expensive replacement costs and implementation closures. Further, the failure of these systems could cause significant interruptions in the operations of WP ACE’s portfolio investments and could harm the reputation of Warburg Pincus, WP ACE and/or any such portfolio investment, subject any such entity and their respective affiliates to legal claims and adverse publicity and otherwise affect their business and financial performance.

WP ACE will be using third party and, in some cases, affiliated (including newly created), service providers to service certain financial assets and structured financial sector opportunities assets it acquires. To the extent a service provider becomes incapacitated, is negligent, breaches its agreement with WP ACE or other counterparts, violates applicable law or in some other way is unable to effectively service the assets, this would likely adversely affect the performance of the assets it is servicing and thus WP ACE by delaying the collection of funds or causing WP ACE to be unable to collect some or all of monies it is due or require replacement of such servicer and incurrence of additional costs. Further, misconduct by service providers could cause significant losses to WP ACE (see also “Risks Related to the Manager and its Affiliates—Fraud or other misconduct of employees and service providers could cause significant losses to Warburg Pincus or WP ACE”).

As further detailed below in “Potential Conflicts of Interest—Warburg Pincus and its personnel have developed industry relationships which may generate conflicts of interest,” the General Partner may have an incentive to recommend an affiliated service provider because of its financial or other business interests. The amount of fees collected by such service providers from WP ACE and its assets over time may represent a substantial portion of the income for one or more of the service businesses, who may not have other clients besides WP ACE and affiliated Warburg Pincus entities. Additionally, it is possible that an affiliated service provider will not be exclusive to WP ACE. As such, professionals of such affiliated service provider may have time and attention commitments to non-WP ACE entities and may refer transactions or other opportunities to persons other than WP ACE.

Structured financial sector opportunities in which WP ACE may invest include loans and other credit assets (as well as participations and other interests therein), servicing or similar rights relating to such loans and other credit assets (including capital, financial and operating leases), derivatives, structured products, securitizations and other asset-backed securities backed by assets of any type (where such structured products may include equity, debt, derivative or other instruments related thereto), books of insurance and annuities, advance lines to commercial and consumer lenders and life settlements and any other non-operating assets of financial services companies (“Structured Investments”) which are often inherently leveraged, thereby increasing their risk. WP ACE may further incur its own leverage collateralized by one or more such Structured Investments. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor in the equity or subordinated debt securities issued by a Structured Investment. Many Structured Investments contain covenants designed to protect the providers of debt financing to such Structured Investments. A failure to satisfy those covenants could result in the untimely liquidation of the Structured Investment and a complete loss of WP ACE’s investment therein.

Structured Investments are highly complex investments. Their complexity gives rise to the risk that the parties involved in their creation and issuance, and other parties with an interest in them, may not have a complete or accurate understanding of how these investments behave, or the rights that the various interested parties have with respect to them. Furthermore, the documents governing these investments may contain some ambiguities that are subject to differing interpretations. Even in the absence of such ambiguities, if a dispute were to arise concerning these instruments, there is a risk that a court or other tribunal might not fully understand all aspects of these investments and might rule in a manner contrary to certain parties’ understanding of the terms and/or the intent or perceived intent of the documents. Therefore, there is no assurance that WP ACE will be able to enjoy all of the rights that it expects to have when it invests in Structured Investments. In addition, Structured Investments may be difficult to value and may have reduced liquidity. Furthermore, there are certain tax and market uncertainties that present risks relating to investing in Structured Investments. As noted above, Structured Investments are also subject to the risks of the underlying assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law. When making Structured Investments, WP ACE will not own the underlying assets directly and will therefore not benefit from general rights applicable to the holders of assets, such as the right to indemnity and the rights of setoff, or have direct voting rights with respect to such assets.

Structured Investments are also subject to risks relating to the quality of the control and other systems and procedures used by the parties originating and servicing the underlying assets. Deficiencies in these systems may result in higher-than-expected borrower delinquencies or other factors affecting the value of the underlying assets, such as the inability to effectively pursue remedies against borrowers due to defective documentation. WP ACE may rely upon representations of the sponsors of Structured Investments in respect of the securitized assets and conduct little or no diligence in respect of them.

There are also potential obstacles to any recoveries in litigation with respect to Structured Investments that are issues based on misrepresentations. A minimum percentage of investors may be required to direct the trustee to take actions; there can be no guarantee that WP ACE will be able to meet such percentage threshold or successfully negotiate with the trustee, which may not be sufficiently compensated or incentivized to take such actions. There may be disputes within the group relating to the proper course of action. It is often extremely difficult to replace the servicer or manager of a Structured Investment even when it would be in the security holders’ best interests to do so. Conversely, to the extent WP ACE sponsors or is otherwise involved in the creation of Structured Investments, it could be subject to similar claims from investors therein, which could have a material adverse effect on WP ACE.

(ii) “Soft Dollar” Payments

In selecting brokers, banks and dealers to effect portfolio transactions, Warburg Pincus is expected to consider such factors as price, the ability of the brokers, banks and dealers to effect transactions, their facilities, reliability and financial responsibility, as well as any products or services provided, or expenses paid, by such brokers, banks, and dealers. Warburg Pincus, however, receives research reports free of charge and from paid subscription services from certain brokers, banks and dealers that may provide or seek to provide services to Warburg Pincus. When appropriate under its discretionary authority and consistent with the duty to seek best execution, Warburg Pincus may direct brokerage transactions for client accounts to broker-dealers who provide Warburg Pincus with such research products and services. The brokerage commissions used to acquire such products and services in these arrangements are known as “soft dollars.” Any such information received is consistent with the safe harbor for brokerage and research services under Section 28(e) of the Exchange Act. In determining whether a service or product qualifies as research or brokerage, Warburg Pincus evaluates, among other things, whether the service or product provides lawful and appropriate assistance to Warburg Pincus in carrying out its investment decision making responsibilities. Warburg Pincus limits its use of soft dollars to pay for research and execution services that fall within the safe harbor. Warburg Pincus uses soft dollars to pay for a portion of “mixed-use” items (products or services that include both safe harbor eligible research/brokerage elements and non-safe harbor eligible research/brokerage elements). In such cases, Warburg Pincus has a conflict of interest in allocating the costs of such services between those that primarily benefit Warburg Pincus and those that primarily benefit WP ACE. In these cases, Warburg Pincus makes a good faith allocation of the portion of those services used for non-research purposes and pays directly for such portion of those services. Accordingly, the approval for any mixed-use product will also include an approved allocation methodology, as detailed within Warburg Pincus’ soft dollar policy. Warburg Pincus benefits from the research and services that it receives because it does not need to pay for or generate the research internally, and this benefit could incentivize Warburg Pincus to select a counterparty based on its interest in receiving research rather than investor’s interests in receiving the most favorable execution available. See also “Potential Conflicts of Interest—Warburg Pincus and its personnel have developed industry relationships which may generate conflicts of interest.”

(iii) Legal and Regulatory Activities Relating to the Insurance Industry

The insurance and reinsurance regulatory framework has been subject to increased scrutiny in the United States and various states within the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. It is not possible to predict the future impact, if any, of changing law or regulation on the operations of Warburg Pincus or WP ACE.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers are subject to indirect regulatory requirements imposed by U.S. jurisdictions in which their U.S. ceding companies are domiciled through laws regulating “credit for reinsurance.” In general, a U.S. ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the U.S. jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss adjustment expenses reserves ceded to the reinsurer. In the United States, many states allow credit for reinsurance ceded to a reinsurer that is domiciled and licensed in another state of the United States and meets certain financial requirements. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The great majority of states, however, permit credit for reinsurance obtained from a non-licensed or non-accredited reinsurer (including a non-U.S. reinsurer) to the extent that the reinsurer provides a letter of credit or other acceptable collateral arrangements. In recent years, some states have begun to permit credit for reinsurance obtained from certain qualifying non-U.S. reinsurers domiciled in certain specified foreign jurisdictions with reduced or even no collateral requirements. Moreover, recent changes to the North American Industry Classification System model credit for reinsurance law would allow credit for reinsurance obtained from reinsurers domiciled in certain foreign jurisdictions without the need for collateral.

(iv) Derivative Financial Instruments and Techniques

WP ACE may, subject to certain limitations as set forth in the Partnership Agreement, enter into derivative financial instruments for hedging and/or investment purposes. Derivatives are financial instruments, the value of which depends on the value of reference assets, rates or indices. Derivatives can be complex. The risks and costs posed by derivatives include: (1) credit risks (the exposure to the possibility of loss resulting from the failure by any such counterparty to meet its financial obligations); (2) market risk (the exposure to potential losses arising from adverse movements in the price of a financial asset); (3) legal risks (the exposure to potential losses arising from the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could pre-empt otherwise enforceable contract rights); (4) operational risks (the exposure to losses arising from inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risks (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative and/or meet other short-term obligations due to the percentage of WP ACE’s assets posted as collateral under derivatives); (7) systemic risks (the exposure to potential losses arising from the risk that financial difficulties in one institution or a major market disruption will cause financial harm to the financial system); (8) concentration risks (the exposure to potential risk of losses arising from the lack of diversification in any concentrated exposure to a particular industry or exposure linked to a particular entity); (9) settlement risk (the exposure to the risk of potential losses arising from outstanding obligations of any such counterparty where WP ACE has performed its obligations under such a contract but has not yet received all value owing (or that may become owing) from its counterparty); (10) leverage risk (derivatives can employ leverage and, as such, can be highly volatile, and the gains or losses from leveraged derivatives can be substantially greater than those that would have occurred from an equivalent amount invested directly in the reference asset on an unlevered basis); and (11) regulatory risk (derivatives are subject to extensive regulation in the United States, the United Kingdom, the European Union and other jurisdictions, including regulations that impose collateral posting requirements through clearing mandates and uncleared margin requirements for many types of derivatives transactions, and those regulations and other regulations can increase the cost of entering into derivatives, particularly for financial entities such as WP ACE, both directly through the cost of capital required to satisfy the margin requirements and through the effects on counterparty pricing based on their need to cover costs of posting margin). In addition, hedging transactions may result in a poorer overall performance for WP ACE than if it had not engaged in any such hedging transactions. Moreover, the General Partner may determine not to hedge against, or may not anticipate, certain risks and the portfolio will always be exposed to certain risks that cannot be hedged, such as credit risk (relating both to particular investments and counterparties).

(v) Healthcare

Healthcare and life sciences-related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. Healthcare reform continues to be a significant factor in the profitability of healthcare companies, particularly with the focus on coordinated and value-based care initiatives and departures from fee for service driven models. The nature and scope of healthcare regulations are generally subject to political forces and market considerations. In recent years, both local and national governmental budgets have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. In March 2010, comprehensive healthcare reform legislation was enacted in the United States through the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA (collectively, the “Health Care Reform Act”). These laws were intended to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility. While one intent of healthcare reform was to expand health insurance coverage to more individuals, it also involved additional regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services. The Health Care Reform Act has had a significant impact on the healthcare sector in the U.S. and consequently has the ability to affect the companies within the healthcare industry. The ultimate effects of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, on the healthcare sector, whether implemented at the federal or state level, or internationally, cannot be predicted with certainty and such reform, legislation, regulation, interpretations, decisions or initiatives, including the Health Care Reform Act, has the potential to adversely affect the performance of WP ACE’s investments.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers, suppliers and parties that contract with such providers and suppliers who participate in, receive payments from or are in a position to make or influence referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid. Furthermore, an adverse review or determination by any applicable judicial or regulatory authority of any such law or regulation, or an adverse change in applicable regulatory requirements or reimbursement programs, could have a material adverse effect on the operations and/or financial performance of WP ACE’s portfolio investments.

Federal laws which may impact WP ACE’s portfolio investments may include: the Federal Anti-Kickback Statute, which prohibits, among other things, the offering, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by state or federal healthcare programs; the Federal Physician Self-Referral Prohibition (the so-called Stark Law), which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under federal healthcare programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services (“HHS”) to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts; and the Exclusions Law, which authorizes the HHS to exclude someone from participating in state or federal healthcare programs for certain fraudulent acts. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures.

Furthermore, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”), which makes it a federal crime to defraud any health benefit plan, including private payors, contain provisions that require certain companies to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of protected health and related financial information and require entry into contracts extending many privacy and security regulatory requirements to third parties that perform certain duties and services. Additionally, certain of WP ACE’s portfolio investments may provide information subject to HIPAA to WP ACE and/or Warburg Pincus, which could cause WP ACE to develop and comply with applicable policies and procedures and otherwise incur additional expenses to comply with HIPAA. Many states are also implementing their own laws related to healthcare data privacy, which may be more restrictive than HIPPA.

In addition, U.S. state and federal governments have increased their scrutiny of private equity healthcare investors and investments, with particular attention to concerns that investments by private equity firms may have resulted in increased costs to patients and adverse impacts on patient care, as well as other detrimental effects on hospitals and the medical system more generally. Increased transparency and ownership in healthcare companies continue to be a priority of the federal government, including the public release of ownership data for certain providers including Medicare-certified hospitals, nursing homes and home health agencies. This increased scrutiny could result in additional legislation affecting, regulation of and restrictions on the ability of private equity funds like WP ACE to make certain healthcare investments, or could make such investments more regulated, complex, subject to additional costs and expenses and/or otherwise less profitable. Legislation could go so far as to grant to HHS the authority to prohibit certain mergers or acquisitions from taking place for an indeterminate length of time. Increased governmental scrutiny of any healthcare investments made by WP ACE could have an adverse effect on WP ACE.

Furthermore, state and federal regulators are closely scrutinizing private equity funds and private equity backed companies as a buyer or seller of healthcare companies. Currently, numerous U.S. states have implemented notice or approval processes, requiring certain buyers and sellers of healthcare companies to provide notice or obtain approval from state governmental authorities, typically within or related to the applicable state’s Office of the Attorney General. These laws grant government regulators broad authority that can delay, condition, impose fines on, or disallow a proposed transaction from proceeding. Certain transactions that WP ACE or its portfolio investments may intend to enter into could be challenged by U.S. federal and/or state regulators, and there is no guarantee that the transactions will be allowed to proceed, and if they are allowed to proceed, there is no guarantee that they will do so unchallenged or unadulterated. Furthermore, more U.S. states or the U.S. federal government could impose additional requirements or prohibitions concerning private equity backed investments in healthcare, which could restrict WP ACE or its portfolio investments from pursuing desired investments or entering into certain transactions.

Changes in governmental policies may have a material effect on the demand for or costs of certain healthcare and life sciences products and services. A healthcare or life sciences-related company may require government approval before introducing new drugs and medical devices or procedures. The research, development, preclinical and clinical trials, manufacturing, labeling and marketing related to a healthcare industry company’s pharmaceutical or medical device products are subject to an extensive regulatory approval process by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies in the United States and abroad. The process for obtaining FDA and other required regulatory approvals, including the required pre-clinical and clinical testing is very lengthy, costly and uncertain. This process may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company’s revenues and profitability. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a portfolio investment. Furthermore, regulatory authorities are placing greater focus on monitoring products originally approved on a conditional basis and on whether the sponsors of such products have met the conditions of the conditional approval. If a portfolio investment or one of its significant customers or counterparties is unable to fulfill the conditions of its products’ conditional approval, it may not receive full approval for these products and may be required to change the products’ labeled indications or withdraw the products from the market, which could have an adverse effect on the value of the portfolio investment. Moreover, even after approval, products may still be the subject of regulatory action if new facts concerning their safety and efficacy come to light. Additionally, expansion of facilities by healthcare-related providers is subject to “determinations of need” by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators and negatively affecting the price of their securities.

Artificial intelligence (“AI”), particularly generative AI, is an emerging technology subject to a complex and evolving regulatory landscape at both the federal and state level. AI has the potential to be used in a broad range of direct and indirect healthcare applications from drug development and manufacturing to patient diagnosis and treatment decisions. Regulatory considerations surrounding AI in healthcare are still developing and may encompass concerns about the functionality, safety, efficacy and privacy of AI and machine learning technologies. The increased cost and difficulty with complying with any applicable legal requirements, or a failure to do so, may have an adverse effect upon WP ACE’s portfolio investments.

In both the U.S. and foreign markets, sales of a healthcare and life sciences-related company’s products and its success will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, and other organizations. The levels of revenues and profitability of healthcare and life sciences related-companies may be affected by the rising or falling costs of medical products and services, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. The business and financial condition of medical companies will also continue to be affected by the efforts of governmental and third-party payors to contain or reduce the cost of healthcare. Significant uncertainty exists as to the reimbursement status of certain healthcare products and services. There can be no assurance that a company’s proposed products or services will be considered cost effective or that adequate third-party reimbursement will be available to enable a company to maintain price levels sufficient to realize an appropriate return on its investment. In certain foreign markets pricing of medical products is subject to governmental control. In the United States there have been, and the General Partner expects that there will continue to be, a number of federal and state proposals to implement similar government price controls. In addition, managed care in the United States has increased and will continue to exert pressure on pricing. Although price reductions can lead to increases in overall product revenues due to increases in unit volume sales, prices imposed by government also may reduce royalties due on sales of portfolio company products and services.

In August 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”). Among other measures, the IRA will allow HHS effectively to set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. The IRA allows the U.S. government to negotiate the prices after a nine (small molecule medicines approved under a New Drug Application) or thirteen (medicines approved under a Biologics License Application) year period following initial FDA approval. While the full effect of the IRA on portfolio investments’ businesses and the pharmaceutical industry remains uncertain, the IRA is expected to affect companies across the healthcare spectrum. The full impact of the IRA on portfolio investments may only become apparent after it is implemented and may adversely affect the financial and operating conditions of WP ACE’s portfolio investments.

Companies in the healthcare and life sciences industries are often subject to significant risks related to litigation and liability for damages in connection with their operations, or products and services offered. The litigation and liability environment in the healthcare industry is constantly evolving, and new judicial decisions and legislative activity may increase exposure to any of these types of claims. Even if liability insurance is maintained by a healthcare and life sciences-related company, it may not be adequate to cover potential liabilities, including as a result of warranty and product liability claims.

The profitability of healthcare and life sciences-related companies is expected to also be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. There can be no assurance that a company’s proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable a company to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Certain healthcare and life sciences-related companies depend on the exclusive rights or patents for the products they develop and distribute. Such dependence may expose WP ACE’s portfolio investments to specific risks which may include: (i) rapidly changing science and technologies; (ii) new competing products and improvements in existing products which may quickly render existing products or technologies obsolete; (iii) scarcity of management, technical, scientific, research and marketing personnel with appropriate training; (iv) the possibility of lawsuits related to patents and other intellectual property and their associated rights; and (v) rapidly changing investor sentiments and preferences with regard to technology sector investments. Patents have a limited duration and, upon expiration, other companies may market substantially similar “generic” products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare and life sciences-related companies may also be affected, among other factors, by restrictions on government and other third-party reimbursement for medical expenses (particularly for newly approved healthcare products), continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments.

The healthcare industry is currently experiencing the following trends: changes in the demand for and methods of delivering healthcare items and services; changes in the demand for and methods of delivering healthcare items and services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; increased expense for uninsured patients; increased competition among healthcare providers; increased insurance expenses; increased healthcare provider liability expenses; continued pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; increased scrutiny of surprise billing and related issues associated with transparency; changes in federal and state healthcare program payment models; increased risk of exposure to certain communicable diseases for healthcare providers, clinical staff and frontline workers; challenges in ability to recruit and retain healthcare providers, clinical staff and frontline workers, due to heightened risk of exposure to certain communicable diseases; increased regulatory oversight of and government intervention in transactions involving healthcare entities; increased emphasis on compliance with privacy and security requirements related to protected health information; and supply chain interruptions due to certain communicable diseases and related uncertainty with respect to national stockpiles of medical necessities and access to such supplies, including shortages, delays and significant price increases of equipment, supplies and personal protective equipment or PPE.

The healthcare industry spends heavily on research and development. Research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have a material adverse effect on WP ACE’s portfolio investments.

Certain portfolio investments may also conduct clinical trials in the course of their research and development. Clinical trials can be time-consuming, expensive and involve a high degree of uncertainty. The success of WP ACE may, in part, depend on the success of such clinical trials.

Finally, because the products and services of healthcare and life sciences-related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits. Many healthcare and life sciences-related companies obtain limited product liability insurance, however there can be no assurance that a healthcare company will be able to maintain its product liability insurance on reasonable terms or that any product liability insurance obtained will provide adequate coverage against potential liabilities.

(vi) False Claims Act Considerations

The U.S. False Claims Act (1 U.S.C. §§ 3729-3733) (“FCA”) imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The federal government and a number of courts have also taken the position that claims presented in violation of certain other statutes can be considered a violation of the FCA. Violations of the FCA may result in treble damages, civil monetary penalties and exclusion from the Medicare, Medicaid and other federally funded healthcare programs. If certain criteria are satisfied, the FCA allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. FCA suits brought directly by the U.S. Department of Justice or private individuals against healthcare providers, such as healthcare and healthcare IT businesses of the type in which WP ACE may invest, are increasingly common and are expected to continue to increase. For example, in recent years, an electronic health records (“EHR”) vendor has agreed to pay $155 million to resolve a FCA lawsuit that alleged it gave customers kickbacks for publicly promoting its products when it falsely obtained a certification that requires EHR vendors’ software to satisfy, under the American Recovery and Reinvestment Act’s HITECH Act, criteria by an accredited testing body so that customers can use it to attest for EHR reimbursement under the meaningful use program. Additionally, in recent FCA complaints—one against a pharmacy company that is owned and controlled by a private equity sponsor and another against a medical device company purchased by a private equity sponsor—the U.S. Department of Justice named the private equity sponsor as a defendant in the case. Both cases settled and each private equity sponsor agreed to pay a settlement that was based on their ability to pay. In addition, in May 2021, an FCA lawsuit, involving a private equity sponsor that purchased a provider of mental health services, has proceeded for the first time through summary judgment, where the court held that the established principles of scienter and causation can be applied to a private equity sponsor. Given the foregoing, there is a risk that a WP ACE portfolio company, WP ACE and/or Warburg Pincus may be named in an FCA complaint and, if such complaint were adversely decided, the result could have a negative impact on WP ACE.

(vii) Industrials

Investments in the industrial sector may entail risks associated with more mature businesses and heavily regulated industries, including aerospace and defense, aftermarket vehicle, distribution, industrial technology, packaging, specialty chemicals, commercial and industrial services, residential services, utility, infrastructure and environmental, health and safety services, testing, inspecting, certification and compliance services and other industrial companies generally. These portfolio companies may also serve customers that include governmental entities. Investments that are subject to greater amounts of governmental regulation, or with significant customer concentration with governmental entities, pose additional and unique risks. Governmental budgeting and procurement requirements could adversely affect profitability. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased operating costs, increased compliance costs or the need for additional capital expenditures generally. Additionally, certain industrial portfolio companies may have a unionized work force or employees who are covered by a collective bargaining agreement, which could subject a portfolio company to complex laws and regulations, as well as labor relations disputes or difficulties generally. Business operations at one or more facilities may be interrupted as a result of work stoppages and delays in the process of renegotiating collective bargaining agreements.

WP ACE is also permitted to pursue business services investments, including logistics, facility management, delivery and distribution businesses, which are generally highly fragmented, can be subject to heavy competition and low barriers to entry, and can be adversely affected by business cycles, economic downturns and the availability of skilled and unskilled labor. With respect to the availability of labor in particular, the ability of a WP ACE portfolio company to meet its labor needs while controlling labor costs is subject to many external factors, including competition for and availability of qualified personnel in a given market, the comparative efficiency of such portfolio company’s logistics and transport operations and the productivity of any manufacturing plants, unemployment levels within those markets, wage rates, union membership levels and activity among any employees and changes in employment and labor or other workplace regulation. The labor costs of a portfolio company could also increase due to, among other things, any potential re-characterization of independent contractors as employees or other challenge to employment or compensation arrangements with the personnel of such portfolio company. If WP ACE is unable to pass on such higher costs to customers or otherwise mitigate such increases, these higher labor costs could have a material adverse effect on such portfolio company’s business, financial condition and results of operations.

(viii) Technology

Technology companies often face specific risks which WP ACE will necessarily also be exposed to by investing in such companies. Such risks typically include: (i) rapidly changing science and technologies; (ii) new competing products and improvements in existing products which may quickly render existing products or technologies obsolete; (iii) changing consumer preferences; (iv) short product life cycles; (v) exposure to government regulation and changing and/or increasing regulations; (vi) scarcity of management, technical, scientific, research and marketing personnel with appropriate training; (vii) the possibility of lawsuits related to patents and other intellectual property and their associated rights; and (viii) rapidly changing investor sentiments and preferences with regard to technology sector investments. The market for technology is characterized by periodic new product introductions, innovations and evolving industry standards. The emerging nature of these products and services with their rapid evolution will require technology companies that are portfolio investments of WP ACE—especially portfolio companies in the software sector—to continually improve the performance, features and reliability of their products or services, particularly in response to possible competitive offerings. The increasing sophistication of consumers and low barrier to entry, among other factors, means that there can be no assurance that these companies will be successful in achieving widespread acceptance of their products or services before competitors offer products and services with features and performance similar to those of such technology companies. In addition, the widespread adoption of new technologies or standards could require substantial expenditures by such technology companies to modify or adapt their products or services. Such expenditures could affect the profitability of these technology companies and in turn the operating results and financial condition of WP ACE.

WP ACE may invest in portfolio companies that rely on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect proprietary rights. There can be no assurance that WP ACE or a portfolio company will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a portfolio company’s technologies. For example, the loss of trade secret protection could make it easier for others to compete with such portfolio company’s products by copying their functionality, which could adversely affect such portfolio company’s revenue and operating margins. Piracy may adversely affect portfolio company revenue and its impact on revenue from outside the United States may particularly be significant in countries where laws are less protective of intellectual property rights. The absence of harmonized patent laws makes it more difficult to ensure consistent protection of intellectual property rights. Reductions in the legal protections for software intellectual property rights could also adversely affect portfolio companies.

WP ACE may make investments in communications companies. Communications companies are subject to changes in their businesses due to evolving levels of governmental regulation or deregulation, as well as the development of communication technologies. Competitive pressures within the communications industry are intense and the securities of communications companies may be subject to significant price volatility. In addition, because the technology and communications industries are subject to significant changes in technology, the companies that WP ACE may invest in may face competition from technologies being developed or to be developed in the future by other entities, which may make such companies’ products and services obsolete. Finally, while all companies may be susceptible to network security breaches, certain technology and communication companies may be particular targets of hacking and potential theft of proprietary or consumer information or disruptions in service, which could have a material adverse effect on their businesses.

(ix) Consumer

The consumer sector can be significantly affected by various factors, including the performance of domestic and international economies, exchange rates, changing consumer preferences, demographics, marketing campaigns, cyclical revenue generation, consumer confidence, commodity price volatility, labor relations, interest rates, import and export controls, intense competition, technological developments and government regulation. Companies engaged in the design, production or distribution of products or services for the consumer discretionary sector are subject to the risk that their products or services may quickly become obsolete. The success of these companies can depend heavily on disposable household income and consumer spending. The consumer goods industry may be strongly affected by trends, marketing campaigns, demographics, changing consumer preferences and other factors affecting consumer demand. Governmental regulation affecting the use of various food additives may affect the profitability of certain companies in the consumer goods industry. Consumer goods that are marketed globally may be affected by the demand and market conditions in other countries and regions. The success of consumer product manufacturers and retailers depends heavily on disposable household income and consumer spending. Companies in the consumer staples sector may be subject to risks pertaining to the supply of, demand for and prices of raw materials. The prices of raw materials may fluctuate in response to a number of factors, including, without limitation, changes in government agricultural support programs, exchange rates, import and export controls, changes in international agricultural and trading policies, and seasonal and weather conditions.

(x) Energy Transition & Sustainability

Investments in the energy and energy services sectors by WP ACE may be subject to a variety of risks including, but not limited to: (i) the risk that the technology employed in an energy project will not be effective or efficient; (ii) risks that regulations affecting the energy industry will change in a manner detrimental to the industry; (iii) environmental liability risks related to energy properties and projects; (iv) risks of equipment failures, fuel interruptions, loss of sale and supply contracts or fuel contracts, decreases or escalations in power contract or fuel contract prices, bankruptcy of key customers or suppliers, tort liability in excess of insurance coverage (if any), inability to obtain desirable amounts of insurance at economic rates and acts of God or other catastrophes; and (v) the risk of changes in values of companies in the energy sector whose operations are affected by changes in prices and supplies of energy fuels. Prices and supplies of energy fuels can fluctuate significantly over a short period of time due to changes in international politics, political instability, armed conflicts, energy conservation, the tax and other regulatory policies of various governments, and the economic growth of countries that are large consumers of energy, as well as other factors. Moreover, WP ACE may make investments in energy companies operating outside of North America and developed Europe, including Africa and the Middle East. Some energy projects may be located in emerging markets countries where corruption and security may raise significant risks, in addition to the other risks of investing in emerging markets. In addition, the Middle East, where WP ACE’s portfolio companies may operate, continues to see widespread social unrest. Additionally, investments in the energy and energy services sectors are subject to force majeure and other catastrophic events, such as fires, earthquakes, adverse weather and climate conditions, changes in law, eminent domain, war, riots, terrorist attacks, labor strikes, pandemics and similar risks. These events could result in the partial or total loss of an investment or significant down time resulting in lost revenues, among other potentially detrimental effects.

There are certain risks inherent in the sub-sectors that WP ACE is expected to invest in as part of Warburg Pincus’ current focus on investments in the energy transition areas (and includes power and renewables and decarbonization). For example, with respect to renewable energy, the market for renewable energy is rapidly evolving. Diverse factors, including the cost effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to investments in renewable technology. If the historical political support for renewable energy deployment changes materially, (including as a result of changes in market conditions, such as a decrease in the price of fossil fuels), or changes in state or federal subsidies (including federal investment tax credits and federal production tax credits, U.S. Department of the Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, and renewable energy credits and state-level utility programs), WP ACE’s investments in renewable energy and storage projects generally could be adversely affected. Because the renewable energy and storage industries are still emerging, investments tend to be more volatile and are more uncertain. Renewable energy and storage resources can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather, which can directly influence the demand for, and price of, electricity; altering a renewable energy resource’s electrical output and/or a storage resource’s ability to charge or discharge; and damage a renewable energy and/or storage resource or associated equipment.

With respect to investments in the power sub-sector, growth in customer accounts and growth of customer usage each directly influence demand for power and the need for additional power generation and delivery facilities. Customer growth and customer usage are affected by a number of factors outside the control of WP ACE, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation, growth or failure of energy-intensive businesses, like data centers, and the overall level of economic activity. Additionally, power generation is generally a seasonal business. In most parts of the United States, demand for power peaks during the warmer summer months, with market prices typically peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of the portfolio companies may fluctuate substantially on a seasonal and quarterly basis and thus make period-to-period comparison less relevant. WP ACE may further make investments in portfolio companies that will be engaged in solar power generation and power transmission and development and operation of wind farms. The development and construction of solar and wind power plants can require long periods of time and substantial initial capital investments, and there are significant risks related to the development of solar and wind power plants, including competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, technical difficulties in integrating into new markets, difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of solar and wind energy products and services, costs associated with environmental regulatory compliance and competing with other solar or wind energy companies and utilities.

Historically, technological changes in the energy sector have resulted in gradual incremental improvements with no disruptive technology impacts. However, the renewable energy sector could see unforeseeable disruptive technology and innovations that could present potential challenges to investments in renewable technology. In addition, technological improvements in the energy sector (e.g., increased usage of digital technology) potentially may adversely affect, and increase risks associated with, worker safety and environmental safeguards. There is no assurance that technology innovation will favor companies of the type held by WP ACE, which would place WP ACE at a competitive disadvantage. In the event that a disruptive technology in the power generation sector is successfully developed and implemented, certain of WP ACE’s investments might be adversely affected.

Investments in the energy industry may be subject to technical risks, including the risk of mechanical breakdown, spare parts shortages, failure to perform according to design specifications and other unanticipated events which adversely affect operations. While WP ACE intends to seek investments in companies in which creditworthy and appropriately bonded and insured third parties bear much of these risks, there can be no assurance that any or all such risks can be mitigated or that such parties, if present, will perform their obligations. The generation and transmission of electricity requires the use of expensive and complicated equipment. While WP ACE generally intends to cause its applicable portfolio companies to implement maintenance programs, generating plants are subject to unplanned outages because of equipment failure. If such an equipment failure occurs while WP ACE or one of its portfolio companies is party to a power purchase contract, WP ACE or its relevant portfolio company may be subject to financial penalties to its customers or may be required either to produce replacement power from potentially more expensive units or purchase power from others at unpredictable and potentially higher costs in order to supply its customers and perform its contractual agreements. Any of these results could increase costs materially and adversely affect the amount of funds available for distribution to Unitholders.

(xi) Real Estate

Investments in real estate may be subject to a variety of risks, including, but not limited to, risks associated with the burdens of ownership of real property, general and local economic conditions, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in asset values, changes in the appeal of assets to tenants or lessees, changes in supply of and demand for competing assets in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, operating income and room rates for hotel assets, the financial resources of tenants or lessees, changes in availability of debt financing which may render the sale or refinancing of assets difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, and the availability of mortgage funds, which may render the sale or refinancing of assets difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and other factors that are beyond the control of Warburg Pincus. There can be no assurance that there will be a ready market for the resale of real estate investments because such portfolio investments will generally not be liquid. Illiquidity may result from the absence or a disruption of an established market for the portfolio investments, as well as legal or contractual restrictions on their resale by WP ACE. See also “—Potential Conflicts of Interest—Creation of Other Investment Vehicles”.

If WP ACE or Warburg Pincus is determined to have control over a portfolio investment, WP ACE or Warburg Pincus may face additional liability.

The exercise of control by WP ACE or Warburg Pincus over a portfolio investment may cause a court to ignore the presumption of separateness with respect to WP ACE and such company. Such a determination would impose additional risks of liability for environmental damage, product defects, pension and other fringe benefits, failure to supervise management, violation of laws and governmental regulations (including securities laws) and other types of liability, for which limited liability should otherwise generally be afforded to a private equity fund in respect of a portfolio investment. For example, if deemed to be a direct owner or operator of any of a portfolio investment’s facilities or operations under such laws, WP ACE could face strict, joint and/or several liability under environmental laws for hazardous substance or contamination related liabilities. The exercise of control over an investment also could expose the assets of WP ACE to claims by third-parties, including creditors of a portfolio investment. It is possible that creditors of portfolio investments owned by Other Warburg Pincus Funds may also seek to make certain claims (including, by way of example only, environmental, consumer protection and pension/labor law matters and liabilities) against WP ACE due to its common control relationship with Other Warburg Pincus Funds. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a portfolio investment that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if a portfolio investment of WP

ACE or an Other Warburg Pincus Fund is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including portfolio investment of WP ACE.

Moreover, investments in certain types of financial institutions could subject WP ACE to a higher level of compliance risk with respect to certain laws or obligations with respect to governmental inquiries or investigations, including in connection with the enforcement of international anti-terrorist regulatory and anti-money laundering regimes. While Warburg Pincus may have board representation on its portfolio investments, WP ACE is likely to have limited control or ability to monitor the compliance of such portfolio investments with these laws and regulations. While the General Partner intends to manage WP ACE in a manner that will minimize the exposure of these risks and successfully “piercing the corporate veil” is a rare and extraordinary legal remedy in most circumstances, the possibility of successful claims against WP ACE and/or one or more of its affiliates or subsidiaries cannot be precluded. In addition, it is expected that professionals of Warburg Pincus will serve as directors of certain of the portfolio investments, including public companies, and as such, may have duties to persons other than WP ACE. Further, director position could increase the risk that courts or regulators will hold WP ACE responsible for non-compliance issues at the portfolio investment. If any such liabilities were to arise, WP ACE may suffer significant losses. See also “General and Regulatory Risks—WP ACE and its portfolio investments may face heightened scrutiny, uncertainty and complexity in complying with antitrust laws and regulations, and may have to adjust business strategies, plans or practices to avoid or mitigate antitrust risks” and “General and Regulatory Risks—Anti-corruption, anti-bribery and anti-boycott regulations may limit WP ACE’s investment opportunities, and failure of a portfolio investment to comply with such regulations could adversely affect the performance of such company and may result in negative publicity and loss of investor confidence for Warburg Pincus and WP ACE.”

Under certain circumstances, regulators may look to the shareholders of a depository institution to guarantee deposits, contribute equity to restore capital deficiencies, or otherwise act as a source of financial strength to the portfolio investment depository institution by committing resources to support such portfolio investment. In the U.S. these types of obligation generally are imposed only on the party that controls the depository institution, and WP ACE will structure its U.S. bank investments to be non-controlling. However, non-U.S. regulators may broaden such source of strength obligations to encompass significant minority shareholders, and U.S. regulations impose similar obligations on minority investors when a failed depository institution is purchased with the assistance of the Federal Deposit Insurance Corporation.

If any of these types of obligations or liabilities were to arise, WP ACE may suffer significant losses, incur significantly increased compliance or defense costs, be required to refrain from making distributions or need to maintain a certain level of available capital for an extended period of time, any one of which could have a material adverse effect on the performance of WP ACE.

WP ACE (or 80%-owned portfolio companies of WP ACE) may be deemed to be liable for certain pension liabilities, which could result in a material adverse effect on the operations of WP ACE and the companies in which WP ACE invests.

In at least one circuit, a court found that, in certain circumstances, an investment fund could be treated as a “trade or business” for purposes of determining pension liability under ERISA. Therefore, where an investment fund owns 80% or more (or, possibly, under certain circumstances, less than 80%) of a portfolio company, such fund (and any other 80%-owned portfolio companies of such fund) might be found liable for certain pension liabilities of such a portfolio company to the extent the portfolio company is unable to satisfy such liabilities. In certain circumstances, WP ACE can be expected to invest in a portfolio company that has unfunded pension fund liabilities, including structuring the investment in a manner where WP ACE may own an 80% or greater interest in such a portfolio company. If WP ACE (or other 80%-owned portfolio companies of WP ACE) were deemed to be liable for such pension liabilities, this could have a material adverse effect on the operations of WP ACE and the companies in which WP ACE invests. This discussion is based on current court decisions, statutes and regulations regarding control group liability under ERISA as in effect as of the date of this Report, which may change in the future as the case law and guidance develops.

WP ACE and its portfolio investments may face heightened scrutiny, uncertainty and complexity in complying with antitrust laws and regulations, and may have to adjust business strategies, plans or practices to avoid or mitigate antitrust risks.

Portfolio investments will be subject to the antitrust and competition rules that apply in those countries or regions in which they do business. Failure to comply with those rules could expose the infringing company to sanctions or penalties including fines and civil damage actions. In some situations, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on a current or previously owned portfolio investment for breach of the applicable antitrust rules. In recent years, there have been governmental investigations and lawsuits over whether certain club deals or consortium bids constituted an illegal attempt to collude and drive down the prices of acquisitions. There can be no assurance that WP ACE, the General Partner or Warburg Pincus will not be subject to third-party litigation and/or investigations involving consortium bids.

On November 10, 2022, the Federal Trade Commission (“FTC”) released a policy statement (the “Policy Statement”) regarding the scope of Section 5 of the Federal Trade Commission Act, which prohibits “unfair methods of competition”. The Policy Statement “supersedes all previous FTC policy statements and guidance” on the scope of Section 5, including a 2015 FTC policy statement, later withdrawn in 2021, that limited its application to the bounds of the Sherman Act and Clayton Act. The new Policy Statement departs from this interpretation, and makes clear that Section 5 reaches beyond antitrust statutes “to encompass various types of unfair conduct that tend to negatively affect competitive conditions.” The Policy Statement is broad in scope and general in nature and there can be no assurance that the FTC’s enforcement of Section 5 in accordance with the Policy Statement will not negatively impact WP ACE, its investment activities or its portfolio investments.

It is expected that professionals of Warburg Pincus will serve as directors of certain of the portfolio investments, and such director positions could increase the risk that WP ACE and such portfolio investments become subject to enforcement actions for violation of Section 8 of the Clayton Act, which prohibits a person from acting as a director or board-appointed officer of two or more corporations that compete in a similar market and meet certain monetary thresholds (known as “interlocking directorates”). The FTC and U.S. Department of Justice Antitrust Division have interpreted “person” in this context to apply to a fund and/or investment firm. Where each of the potentially competing companies is controlled by Warburg Pincus, the risk is mitigated unless or until one of the two companies is no longer controlled. To the extent that personnel of Warburg Pincus serve on the board of directors of a portfolio company of WP ACE which owns an interest therein (including as a result of a partial disposition by WP ACE whereby a controlling interest becomes a non-controlling interest), and WP ACE or an Other Warburg Pincus Fund is considering an investment in a portfolio company that could be considered a competitor of such portfolio company, the applicable fund(s) may be required to (i) invest in the new portfolio company without board representation, (ii) forego the opportunity entirely, or (iii) relinquish the board seat(s) at the existing portfolio company in order to get a board seat at the to-be-acquired portfolio company. In addition, if, as a result of partial dispositions by one or more funds sponsored or advised by Warburg Pincus in previously controlled portfolio companies that could be considered competitors of one another (or because a company’s business model evolved after it became a portfolio company and moved into a space that another portfolio company was already in), such Warburg Pincus fund(s) have appointed directors at two potentially competing companies in which they own a minority interest, Warburg Pincus may determine it is necessary or advisable to relinquish WP ACE’s board representation at one or both of such portfolio companies (and alternatively, Warburg Pincus may determine not to proceed with partial dispositions or other strategies such as IPOs that could reduce WP ACE’s ownership interest in a portfolio company below a controlling interest that it otherwise would have in the absence of such considerations). The foregoing circumstances represent a potential conflict of interest for Warburg Pincus, as the interests of WP ACE and an Other Warburg Pincus Fund may be opposed to the interests of one another, and there can be no assurances that Warburg Pincus will resolve such conflict in favor of any particular fund. Warburg Pincus may forego board representation in connection with new minority investments in potential competitors of existing minority investments of WP ACE (or avoid such investments entirely) rather than relinquish board representation at its existing investments, which could result in WP ACE being unable to appoint board representatives or otherwise being unable to consummate investment opportunities entirely that Warburg Pincus otherwise believes to be suitable and in the interest of WP ACE. Or conversely, Warburg Pincus may be induced to step off of the board of a previous investment in favor of a new opportunity. In each case, there can be no assurances that the foregoing will not have a material adverse effect on WP ACE.

Antitrust regulators have also focused on certain strategies employed by private equity firms which include ‘roll-up’ or consolidation strategies whereby private equity firms acquire several small-scale companies, often in a fragmented sector or industry with the goal of creating a market-leading company as a result.

The risk of antitrust enforcement and litigation may increase under an aggressive administration or regulatory agency that prioritizes antitrust policy and pursues more expansive or novel theories of antitrust liability, enforcement or remedies. Accordingly, WP ACE and its portfolio investments may face heightened scrutiny, uncertainty and complexity in complying with antitrust laws and regulations, and may have to adjust business strategies, plans or practices to avoid or mitigate antitrust risks. WP ACE and its portfolio investments may also have to cooperate with or respond to requests, inquiries or investigations from antitrust authorities which could be burdensome, time-consuming or intrusive. WP ACE and its portfolio investments may not be able to anticipate or prevent all potential antitrust issues or challenges, or successfully defend or resolve them in a favorable or timely manner. Any of these factors could have a negative impact on WP ACE’s or its portfolio investments’ ability to achieve their objectives, and consequently, on WP ACE’s ability to generate returns for investors.

Investments involving non-controlling interests may result in reduced control and potential conflicts of interest.

Even if it is the majority investor in certain circumstances, WP ACE is not expected to have unilateral control of many of its portfolio investments. In addition, WP ACE expects to make minority or non-control equity and debt investments in portfolio investments with the possibility that the portfolio investments may be controlled or influenced by persons who have economic or business interests or goals or tax or other considerations that differ from or are inconsistent with those of WP ACE or its Unitholders or may be in a position to take action contrary to WP ACE’s business, tax or other interests, and WP ACE may not be in a position to limit such contrary actions or otherwise protect the value of WP ACE’s investment. WP ACE also reserves the right to make passive investments in Third-Party Pooled Investment Vehicles. WP ACE will not be responsible for the results of the Third-Party Pooled Investment Vehicles.

When taking non-control positions, to the extent consistent with applicable regulations, WP ACE will in certain instances seek to obtain negative controls and veto rights on major decisions. However, even if WP ACE has contractual rights to seek liquidity of WP ACE’s minority interests in such companies, it may be difficult to sell such interests or seek a sale of such company upon terms acceptable to WP ACE, especially in cases where the other investors in such company have different business and investment objectives and goals. As such, there can be no assurance that WP ACE will be able to control the timing or occurrence of an exit strategy for such portfolio investments in a manner that maximizes or protects value or that there will be any minority rights or that such rights will provide sufficient protection of WP ACE’s interests. WP ACE’s inability to control the timing of the making, restructuring, refinancing and exiting of its portfolio investments may adversely affect performance. In addition, WP ACE may in certain circumstances be liable for the actions of the third-party investors that participate in the investment. Additionally, the returns of WP ACE’s investments in Third-Party Pooled Investment Vehicles will depend largely on the performance of unrelated third-party fund managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the third-party fund managers. The performance of a third-party fund manager may also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect a Third-Party Pooled Investment Vehicle’s performance.

In instances where WP ACE invests in an Other Warburg Pincus Fund, if any, WP ACE will be a passive investor, and will have no management authority or governance rights with respect to any investments made by such Other Warburg Pincus Fund. WP ACE will be relying on the management skill of Warburg Pincus as sponsor and/or adviser of the respective Other Warburg Pincus Funds in which WP ACE invests. In addition, the management, financing, investing and disposition practices or policies of each Other Warburg Pincus Fund (and thus WP ACE) generally will be determined by Warburg Pincus and will not generally require the consent of the investors of either such Other Warburg Pincus Funds or WP ACE. Any changes in such practices or policies could be detrimental to the value of WP ACE’s investment and could cause the interests of WP ACE, on the one hand, and those of Warburg Pincus or the limited partners of the Other Warburg Pincus Funds, on the other hand, to diverge.

Participation in investments structured through LOE arrangements may limit WP ACE’s other investment opportunities.

It is anticipated that WP ACE will initially structure certain investments through line of equity (“LOE”) arrangements. Although the General Partner believes such lines of equity help to some degree to mitigate risk as compared to an investment that is fully funded upfront, the nature of such LOE arrangements may result in WP ACE committing more capital to such LOE than WP ACE otherwise has in available capital or investing in circumstances when an Other Warburg Pincus Fund may have more available capital to fulfill such LOE. Therefore, WP ACE may be unable to fully participate in such investments and may be required to forego certain otherwise profitable opportunities, even where Other Warburg Pincus Funds may so invest. Additionally, such commitments through LOE arrangements may potentially result in WP ACE reserving capital to fulfill such commitments that WP ACE does not ultimately invest, which may result in WP ACE not becoming fully invested. Investments through LOE arrangements can experience failure at any stage and may result in substantial expenditures with respect to companies that might never generate income.

Insurance and other risk management products may not be available or adequate to cover potential losses.

While WP ACE reserves the right to make investments where insurance and other risk management products (to the extent available on commercially reasonable terms) are utilized to mitigate the potential loss resulting from catastrophic events and other risks customarily covered by insurance, this may not always be practicable or feasible. Moreover, it will not be possible to insure against all such risks, and such insurance proceeds as may be derived in a timely manner from covered risks may be inadequate to completely or even partially cover a loss of revenues, an increase in operating and maintenance expenses and/or a replacement or rehabilitation. See also “Risks Related to Our Investments—If WP ACE or Warburg Pincus is determined to have control over a portfolio investment, WP ACE or Warburg Pincus may face additional liability”, “Risks Related to the Manager and its Affiliates—WP ACE may incur indemnification liabilities for executive officers, directors and employees of WP ACE, the Manager, Warburg Pincus and others” and “Risks Related to Our Investments—WP ACE’s investments in public companies may be subject to unique risks.” In addition, certain losses of a catastrophic nature, such as those caused by wars, earthquakes, terrorist attacks, pandemics or other similar events, may be either uninsurable or insurable at such high rates as to adversely impact WP ACE’s profitability. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance. As a result, it is unlikely that any of WP ACE’s investments will be insured against damages attributable to acts of terrorism.

The relevant liability standards under insurance coverage procured by Warburg Pincus are expected to vary by carrier, and such standards are expected to vary in certain instances depending on, for example, coverage features or limitations then-available from the carrier at the time of insurance contract renewal. As a result, insurance coverages in certain instances are expected to vary from relevant liability and/or indemnity standards in the Partnership Agreement. Unitholders generally will be responsible for insurance premiums, as set forth in the Partnership Agreement, regardless of whether the liability and/or indemnity standards in Warburg Pincus’ insurance coverage are higher or lower than that set forth in the Partnership Agreement.

Utilizing a single Trust Arrangement to hold investments on behalf of different vehicles may give rise to certain risks and conflicts of interest.

For tax, regulatory or similar reasons, WP ACE reserves the right to hold certain investments made in certain non-U.S. jurisdictions through one or more trusts or other arrangements (“Trust Arrangements”) which reflect participation in multiple investments. Due to the difficulty in acquiring assets in such jurisdictions or for other reasons, it is possible that such Trust Arrangements may, subject to any requirements of the Partnership Agreement and applicable law, hold a mixture of assets, with interests in individual assets being for the account or benefit of (i) WP ACE, individually, (ii) WP ACE jointly with one or more Other Warburg Pincus Funds, or (iii) solely one or more such Other Warburg Pincus Funds. In the case of clauses (ii) and (iii), other assets may be included in the trust arrangement that do not benefit WP ACE but may benefit Other Warburg Pincus Funds or co-investors. In such circumstances, the Trust Arrangement (or a holding company set up to hold interests therein) may issue one or more classes or series of interests, or other tracking interests, although there can be no assurance such issuance will be possible. The General Partner will not be required to obtain the consent of WP ACE or any Unitholder to establish such classes. Utilizing a single Trust Arrangement to hold investments on behalf of different vehicles may give rise to certain risks and conflicts of interest, including in connection with potential liability exposure and/or cross-collateralization, allocation of expenses and other operational risks and decisions. There can be no assurance that any such conflict would not be resolved in a manner adverse to WP ACE and/or its Unitholders. Except for the contractual limitations negotiated within such Trust Arrangement (which may be limited by application of local law), it is possible that assets of WP ACE would be available to meet liabilities of the Trust Arrangement that were not specific to, or even unrelated to, WP ACE, regardless of the separate classes to which such assets or liabilities are attributable (if any). Warburg Pincus intends to seek to cause counterparties with the Trust Arrangements pertaining to a particular Warburg Pincus fund to limit their recourse against such trust to the value of the assets allocated to such fund, or to impose internal parameters on the trust to properly allocate any such loss, but there can be no assurance that Warburg Pincus will be successful in these efforts or that such arrangements would be enforceable, that sufficient capital would remain for such internal allocations, or that such an approach would not alter the tax character of the proceeds. If such agreements are not deemed to adequately “ringfence” the assets of WP ACE or such other funds, Warburg Pincus would generally endeavor, subject to a number of factors, to cause the Warburg Pincus vehicles to enter into agreements to reimburse or indemnify one another for losses or expenses properly allocable to another vehicle. Similarly, Warburg Pincus may have conflicts of interest in allocating the costs for the startup, overhead, licensing and maintenance of such Trust Arrangements across the various funds which do (or may) invest through such arrangements. Warburg Pincus will seek to allocate such expenses in a manner it believes to be fair and equitable.

WP ACE may be unable to acquire sufficiently large positions in target companies to execute the intended investment strategy.

WP ACE could in certain instances accumulate minority positions in the outstanding voting stock or securities convertible into the voting stock, of potential portfolio investments or could otherwise accumulate positions in debt securities of issuers, with the intention of accumulating a sufficient position to enable WP ACE to influence the activities of the issuers including through investor activism. While WP ACE will seek to achieve such accumulation through open market purchases, registered tender offers, negotiated transactions or private placements, it could be unable to accumulate a sufficiently large position in a target company to execute the investment strategy formulated in respect of that company. In such circumstances, WP ACE could dispose of its position in the target company within a short time of acquiring it; there can be no assurance that the price at which WP ACE can sell such securities will not have declined since the time of acquisition. This could be exacerbated by the fact that securities of the companies that WP ACE targets could be thinly traded and that WP ACE’s position could nevertheless have been substantial and its disposal could depress the market price for such stock.

Risks Related to the Manager and its Affiliates

WP ACE is new and has minimal operating history.

WP ACE is a recently formed entity that has not commenced operations and, accordingly, has no operating history upon which prospective investors may evaluate its likely performance. There can be no assurance that WP ACE will be able to implement its investment strategy and investment approach, achieve its investment objectives, avoid substantial losses or that any Unitholder will receive a return of its capital. The past performance of any Warburg Pincus fund or investment cannot be relied on as an indication of the future prospects or performance of WP ACE. WP ACE’s investment strategy should be evaluated on the basis that there can be no assurance that it will be successful. Neither Warburg Pincus’ past performance with respect to other investments or other investment vehicles managed by Warburg Pincus nor the performance of any Warburg Pincus fund with which WP ACE invests or may invest is necessarily indicative of WP ACE’s future results. Additionally, while Warburg Pincus and its investment professionals have previous experience making and managing portfolio investments generally, WP ACE’s portfolio is expected to differ from Other Warburg Pincus Funds in various respects, including, without limitation, because certain WP ACE investments will have different target holding periods, be at a different stage of growth than Other Warburg Pincus Funds’ typical investments, and be larger or smaller than investments targeted by Other Warburg Pincus Funds. Accordingly, investors should draw no conclusions from the prior experience of Warburg Pincus investment professionals or the performance of any other Warburg Pincus investments or funds and should not expect to achieve similar returns. Performance for individual investors may vary from WP ACE’s overall performance as a result of the timing of an investor’s admission to WP ACE, the repurchase or increase of any part of a Unitholder’s interest in WP ACE and the Class of Units in which they invest (including as a result of different Subscription Fees or Servicing Fees). The Performance Participation Allocation that the Recipient is entitled to receive from WP ACE is based on a Total Return metric adjusted to exclude the impact of certain expenses, including expenses related to distributions, and therefore such Total Return measure will differ from the performance that investors will experience as compared to Other Warburg Pincus Funds. Further, investors will experience performance that is net of any Performance Participation Allocation received by the Recipient from WP ACE.

In the future, given the perpetual nature of WP ACE, WP ACE could be comprised of multiple parallel funds and feeder funds with different features, characteristics and tax treatment. Furthermore, the costs and expenses structure of each parallel fund and feeder fund comprising WP ACE may differ to those of other parallel funds or feeder funds comprising WP ACE. As a result of different factors (including without limitation fees and expenses and tax treatment of such entity), the entities comprising WP ACE may not participate in the same proportion in each portfolio investment. Accordingly, the portfolio and performance of each entity comprising of WP ACE is likely to differ from that of such other entity.

Unitholders will not have control or influence over WP ACE’s investments, conduct or affairs, making WP ACE’s success dependent on the expertise and retention of key personnel.

Unitholders will be relying on the ability of the General Partner and Warburg Pincus, with limited oversight by the Board of Directors, to locate and evaluate the investments to be made by WP ACE. Unitholders generally will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the particular investments to be made by WP ACE. In addition, the activity of identifying, completing and realizing private equity investments is highly competitive, involves a high degree of uncertainty, and is subject to the prevailing capital market, regulatory or political environment. There can be no assurance that Warburg Pincus will be able to locate or WP ACE will be able to complete portfolio investments that satisfy WP ACE’s rate of return objectives or, if completed, realize such investments for fair or attractive values or close such investment at the anticipated acquisition price or that WP ACE will be able fully to invest its available capital. Even if the investments of WP ACE are successful, they may not produce a realized return or any distribution from WP ACE to the Unitholders for a number of years. Furthermore, the expenses of operating WP ACE have the potential to exceed its income, thereby requiring that the difference be paid from WP ACE’s capital.

WP ACE’s success relies in large part on the skill, knowledge and experience of Warburg Pincus personnel. The loss of key personnel at Warburg Pincus may have an adverse effect on WP ACE.

The success of WP ACE will depend in large part upon the skill, knowledge and experience of Warburg Pincus professionals. Unitholders will have no right to participate in the day-to-day operation of WP ACE, including investment, structuring and disposition decisions and decisions regarding the operation of portfolio investments. Although Warburg Pincus believes the success of WP ACE is not dependent upon any individual or team, there can be no assurance that any individual professional or team of professionals will continue to be associated with WP ACE. There can be no assurance that Warburg Pincus personnel will not be solicited by and join competitors or other firms or that Warburg Pincus will be able to hire and retain any new personnel or add to its roster of investment professionals, or that any new personnel or replacements will perform well. In the event of the death, disability or departure of any of such individuals, the business and the performance of WP ACE may be adversely affected.

Unitholders are reminded that the composition of the professionals making up the Warburg Pincus industry sector and geographic teams have changed and are expected to continue to change over time, and the certain professionals included in past performance of certain Warburg Pincus funds and investments are no longer members of the particular team or serve in the same or similar roles therein and/or are no longer with Warburg Pincus, or may leave such team or the firm during the life of WP ACE.

Failure to obtain and/or maintain required registrations, licenses and other authorizations may adversely affect WP ACE and its portfolio investments.

The General Partner, Warburg Pincus and/or their respective affiliates and personnel may require registrations, licenses and/or other authorizations in connection with their activities in respect of WP ACE, and/or may enter into arrangements with service providers who are required to be registered, licensed or otherwise authorized to provide services to the General Partner, Warburg Pincus, their affiliates and/or WP ACE or its portfolio investments. There can be no assurance that any such person will obtain and/or maintain any such registration, license or other authorization and any failure by such person to obtain and/or maintain any such registration, license or other authorization will likely adversely affect WP ACE and/or its portfolio investments and could prevent WP ACE from implementing its investment strategy and could increase the risk of enforcement and/or the expense of compliance requirements.

Fraud or other misconduct of employees and service providers could cause significant losses to Warburg Pincus or WP ACE.

Misconduct by employees or contractors of the General Partner, Warburg Pincus, portfolio investment officers or employees, service providers to the foregoing, their assets and/or their respective affiliates could cause significant losses to Warburg Pincus or WP ACE. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures (including due diligence and cybersecurity procedures), misrepresentations as to investments being considered by WP ACE, the improper use or disclosure of confidential or material non-public information, misappropriation of funds or other assets, corruption or other fraud (including with respect to accounting and valuations), employee harassment, discrimination and other personnel issues, non-compliance with applicable laws or regulations and compliance policies, and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, regulatory enforcement, business disruption and/or financial losses to Warburg Pincus or WP ACE including limiting Warburg Pincus and/or WP ACE’s business prospects or future marketing activities. Warburg Pincus has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the General Partner or Warburg Pincus will be able to identify or prevent such misconduct. See also “Risks Related to Our Investments—Possession of material non-public information may restrict WP ACE’s ability to trade certain investments” and “General and Regulatory Risks—Anti-corruption, anti-bribery and anti-boycott regulations may limit WP ACE’s investment opportunities, and failure of a portfolio investment to comply with such regulations could adversely affect the performance of such company and may result in negative publicity and loss of investor confidence for Warburg Pincus and WP ACE.”

WP ACE may incur indemnification liabilities for executive officers, directors and employees of WP ACE, the Manager, Warburg Pincus and others.

WP ACE will be required to indemnify, among others, the Directors, officers of WP ACE, General Partner, the Manager, Warburg Pincus, the partnership representative, any of their respective affiliates and the members, partners, officers, directors, employees, agents, shareholders, stockholders of the General Partner or the Manager and any person who serves at the specific request of the General Partner or the Manager on behalf of WP ACE as a member, partner, shareholder, officer, director, employee or agent of WP ACE or any other entity for certain liabilities as provided in the Partnership Agreement. Additionally, such parties shall be entitled to exculpation by WP ACE. Such liabilities may be material and have an adverse effect on the returns to the Unitholders. For example, in their capacity as directors of portfolio investments, certain professionals of Warburg Pincus may be subject to derivative or other similar claims brought by security holders of such companies or claims brought by counterparties to transactions. The indemnification obligation of WP ACE would be payable from the assets of WP ACE. Furthermore, as a result of the exculpation provisions contained in the Partnership Agreement, the Unitholders may have a more limited right of action in certain cases than they would in the absence of such limitations. The General Partner may determine that WP ACE will purchase insurance for WP ACE, the General Partner, Warburg Pincus and their respective officers, directors, employees, advisors, partners, professionals, agents and representatives with respect to claims against them in connection with WP ACE, including as a result of serving on the boards of directors of portfolio investments, although there can be no assurance that any such insurance will be sufficient, available to satisfy the specific claims that may arise or generally available on commercially reasonable terms. In addition, pursuant to the Partnership Agreement, the General Partner may cause WP ACE to advance the costs and expenses of an indemnitee pending outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification). As a result, there may be periods where WP ACE is advancing expenses to an individual or entity with whom WP ACE is not aligned or is otherwise an adverse party in a dispute, as long as such advance would not cause WP ACE to be in violation of the Advisers Act. Moreover, in its capacity as general partner of WP ACE, the General Partner may, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses) to certain persons or entities including itself. For more information, also see “—Potential Conflicts of Interest—Limitations of Duties and Liabilities,” “Item 11. Description of Registrant’s Securities to be Registered—Description of our Units—Limitation on Liability of Directors and Officers; Indemnification and Advance of Expenses” and “Item 12. Indemnification of Directors and Officers.”

Risks Related to an Investment in our Units

Investing in our Units involves a high degree of risk.

All investments risk the loss of capital. No guarantee or representation is made that WP ACE will achieve its investment objective or avoid substantial losses. An investment in WP ACE is speculative and involves certain considerations and risk factors that prospective investors should consider before subscribing for Units. A prospective investor should consult its own legal, tax, regulatory, accounting and/or financial advisors prior to investing in WP ACE.

Investments in WP ACE are not suitable for prospective investors seeking current income for financial, tax planning or other purposes given the illiquidity of the Investments that WP ACE will effectuate.

Many, if not substantially all, of the investments to be made by WP ACE are likely to be illiquid. Illiquidity would result from the absence of an established market for the investments, limited trading volume relative to WP ACE’s ownership (in the case of public equities), as well as legal, contractual, regulatory or other restrictions on the resale of investments by WP ACE. Dispositions of WP ACE investments may be subject to contractual, legal, regulatory and/or other limitations on transfer, or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. Losses on unsuccessful investments may be realized before gains on successful investments are realized. Investments in publicly traded companies or assets held by WP ACE may also be subject to legal, contractual, regulatory, practical, applicable company policy or other restrictions on purchase and/or resale, including the possibility that WP ACE will be in possession of material non-public information about a company as well as statutory volume limitations. Warburg Pincus is permitted in certain instances to restrict or otherwise limit WP ACE’s ability to make an investment in a publicly traded company to avoid subjecting WP ACE or Other Warburg Pincus Funds to such restrictions. In addition, the ability to exit an investment through the public markets (and the terms of such exit) will depend on market conditions, and particularly the market for public offerings. In addition, in acquiring an asset or stock, WP ACE may agree to lock-up provisions that materially restrict it from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset or stock.

WP ACE’s investment strategies should be considered speculative, as there can be no assurance that Warburg Pincus’ assessments of the short-term or long-term prospects of investments will generate a profit for Unitholders. In view of the fact that WP ACE is only obligated to make distributions to the extent of distributable cash, if any, after taking into account reserves for future obligations, and reserves the right to reinvest, rather than distribute, an investment in WP ACE is not suitable for prospective investors seeking current income for financial, tax planning or other purposes.

There is no public trading market for the Units, and Unitholders will bear the risks of owning Units for an extended period of time due to limited repurchases and transfer restrictions applicable to the Units pursuant to the Partnership Agreement.

Units in the Fund may not generally be transferred, sold, assigned, pledged or otherwise encumbered without the prior written consent of the General Partner and in accordance with the Partnership Agreement, and the volume of transfers permitted in any calendar year may be restricted in order to comply with certain safe harbors under the tax regulations promulgated under the Code or for other reasons. For more information, also see “Item 9. Market Price of and Dividends on the Registrant’s Common Equity and Related Unitholder Matters—Transfer Restrictions.” Because interests in the Fund will not be registered under the 1933 Act or any other securities law, they cannot be resold unless an exemption from registration is available. There is no public market for interests in the Fund and none is expected to develop. Therefore, the repurchase of Units by WP ACE is expected to be the only way for Unitholders to dispose of their Units.

Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the Investment Company Act) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act under applicable securities laws) and other requirements under the form of subscription agreement between WP ACE and each Unitholder, and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws and as otherwise required under the subscription agreement or in a manner permitted by the Partnership Agreement, the Fund’s private placement memorandum and consistent with such laws. Therefore, each prospective investor must consider its investment in the Fund to be illiquid, and must be prepared to bear the risks of owning Units for an extended and indefinite period of time.

It is uncertain as to when profits, if any, will be realized by a Unitholder and if such Unitholder will realize profits from the Fund prior to the Fund repurchasing its Units. The Fund will implement a Repurchase Program in which it intends to offer to repurchase in each quarter up to the Repurchase Limitation. For the avoidance of doubt, Units acquired by the General Partner or Manager (or, each case, any person designated by the General Partner or Manager, where applicable) may be Class E Units and/or other Units in the Fund and/or shares, units or interests (as applicable) of any Lower Entities. Class E Units held by Warburg Pincus and its affiliates will be subject to a separate repurchase arrangement, will not be subject to the Repurchase Program and will not be taken into account for the purpose of calculating the Repurchase Limitation. The Fund expects to repurchase Units based on the Repurchase Price as of the applicable Class as of the Repurchase Date and not based on the purchase price or the date of the requested repurchase. Subject to limited exceptions, any Repurchase Requests that have not been outstanding for the requisite minimum time period will be subject to an Early Repurchase Deduction (calculated as of the Repurchase Date). The holding period is measured as of the subscription closing date immediately following the prospective repurchase date. As a result, Unitholders may receive less than the price they paid for such Units when they sell them to the Fund pursuant to the Fund’s Repurchase Program.

Whether the Fund has sufficient liquidity to meet a Unitholder’s request for repurchase will be determined by the General Partner. Because of the illiquid nature of holdings in portfolio investments, WP ACE may not have sufficient cash flow to meet all Repurchase Requests at certain times. Furthermore, WP ACE may pledge some or all of its assets, including WP ACE’s liquid assets, to lenders pursuant to credit facilities it enters into in the future or be subject to contractual restrictions in such credit facilities, which could further limit the Fund’s ability to repurchase Units. If the General Partner determines there is insufficient liquidity to meet Repurchase Requests under the Repurchase Program, such requests will be delayed in whole or in part until the General Partner determines there is sufficient liquidity and such delay may be significant. In addition, there are substantial restrictions upon the repurchase of Units under the Partnership Agreement and applicable securities laws. Withdrawals from the Fund will not be permitted except as otherwise agreed by the General Partner or as expressly provided in the Partnership Agreement. In certain extraordinary and very limited circumstances as set out in the Partnership Agreement, the General Partner may require a Unitholder to surrender and have all or any portion of its Units repurchased at any time, if the General Partner determines that it would be in the interest of the Fund for the Fund to repurchase the Units. To the extent the Fund requires the compulsory repurchase of any Units of any Unitholder, such repurchase will not be subject to the Repurchase Limitation or the Early Repurchase Deduction, unless otherwise determined by the General Partner in its sole discretion.

The General Partner may make exceptions to and/or modify, in whole or in part, the Repurchase Program if, in its reasonable judgment, it deems such action to be in or not opposed to the Fund’s best interest, including as necessary or appropriate to ensure that such repurchases do not impair the capital or operations of the Fund or create a risk that the Fund could become taxable as a corporation for U.S. federal income tax purposes. Further, the General Partner may, with the approval of the Independent Directors, suspend or make modifications to the Repurchase Program that could be materially adverse to the Unitholders in the aggregate. As a result, the Fund may repurchase fewer Units than have been requested to be repurchased or Unit repurchases may not be available at all each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, affect compliance with any of the Fund’s credit facilities which have restrictive covenants limiting certain activities, including the repurchase of Units, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. All unsatisfied requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable.

WP ACE shall not be obligated to liquidate any of its portfolio investments in order to satisfy Repurchase Requests.

Pursuant to the limitations above, in the event that not all of the Units submitted for repurchase during a given quarter are to be accepted for repurchase by the Fund, Units submitted for repurchase during such quarter will be redeemed on a pro rata basis (measured on an aggregate basis (without duplication) based on the number of Units held by each person requesting repurchase across Parallel Funds if applicable) regardless of when the submission was made during the quarter and subject to the Repurchase Limitation. Where the repurchase has been accepted, settlements of any repurchase will generally be made approximately forty-five (45) calendar days after the Repurchase Date. Each Unitholder whose Units (or portion thereof) have been accepted for repurchase would continue to be a Unitholder until the Repurchase Date with respect to such Units. As a result, Unitholders may experience significant delays in realizing liquidity even when their repurchases are accepted. Because Unitholders must submit Repurchase Requests in the repurchase offer on or around the last Business Day of the first month of the quarter of the applicable Repurchase Date, Unitholders will not know the NAV per Unit on the Repurchase Date or for the two months preceding the Repurchase Date at the time their Repurchase Request is tendered.

Unsatisfied Repurchase Requests will not be automatically carried over to the next repurchase period and, in order for a Repurchase Request to be reconsidered, Unitholders must resubmit their request in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable.

WP ACE may not generate sufficient income to make distributions.

As of the date of this Report, WP ACE has no track record and may not generate sufficient income to make distributions to the Fund’s Unitholders or otherwise make any distributions at all. WP ACE does not intend to make distributions and has not established a minimum distribution payment level, and WP ACE’s ability to make distributions (if any) to its Unitholders may be adversely affected by a number of factors, including (without limitation): (i) WP ACE’s inability to invest the proceeds from sales of Units on a timely basis; (ii) WP ACE’s inability to realize attractive risk-adjusted returns on its portfolio investments; (iii) high levels of expenses or reduced revenues that reduce WP ACE’s cash flow or non-cash earnings; and (iv) defaults in WP ACE’s investment portfolio or decreases in the value of WP ACE’s portfolio investments.

WP ACE may not generate sufficient cash flow from operations to fully fund distributions (if any) to Unitholders, particularly during the early stages of WP ACE’s operations. Therefore, WP ACE may fund distributions (if any) to WP ACE’s Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from WP ACE Units). The extent to which WP ACE pays distributions (if any) from sources other than cash flow from operations will depend on various factors, including the extent to which the Manager elects to receive its Management Fee in Units and the Recipient elects to receive distributions on its Performance Participation Allocation in Units, how quickly WP ACE invests the proceeds from this and any future offering and the performance and liquidity of WP ACE’s portfolio investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in WP ACE having less funds available to acquire portfolio investments. As a result, the return a Unitholder realizes on its investment (if any) may be reduced. Doing so may also negatively impact WP ACE’s ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute a Unitholder’s interest in WP ACE on a percentage basis and may impact the value of a Unitholder’s investment especially if WP ACE sells these securities at prices less than the price such Unitholder paid for its Units. WP ACE can determine to fund WP ACE’s regular distributions (if any) from a combination of some of these sources if WP ACE’s portfolio investments fail to perform, if expenses are greater than WP ACE’s revenues or due to numerous other factors. WP ACE has not established a limit on the amount of its distributions (if any) that may be paid from any of these sources.

To the extent WP ACE borrows funds to pay distributions (if any), it would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for any distributions and the ultimate repayment of any liabilities incurred could adversely impact WP ACE’s ability to pay distributions in future periods, decrease WP ACE’s NAV, decrease the amount of cash WP ACE has available for operations and new investments and adversely impact the value of a Unitholder’s investment.

WP ACE may also defer operating expenses or pay expenses (including the fees of the Manager or distributions to the Recipient) with WP ACE Units in order to preserve cash flow for the payment of distributions (if any). The ultimate repayment of these deferred expenses could adversely affect WP ACE’s operations and reduce the future return on a Unitholder’s investment. WP ACE potentially could repurchase Units from the Manager or the Recipient shortly after issuing such units or Units as compensation. The payment of expenses with WP ACE Units will dilute a Unitholder’s indirect ownership interest in WP ACE’s portfolio of assets. There is no guarantee any of WP ACE’s operating expenses will be deferred and the Manager and Recipient are under no obligation to receive future fees or distributions in WP ACE Units and may elect to receive such amounts in cash.

A Unitholder’s interest in us may be diluted if we issue additional Units, which could reduce the overall value of an investment in us.

Unitholders do not have preemptive rights to purchase any Units we issue in the future. Pursuant to the Partnership Agreement, any additional Units issued by the Fund may be issued for such consideration and on such terms and conditions as shall be established by the General Partner in its sole and absolute discretion, all without the approval of any Unitholders. Further, any additional Units may be issued with such designations, preferences and relative, participating, optional or other special rights, powers, duties, Applicable Other Fees and minimum investment requirements, including rights, powers and duties senior to those of existing Units, all as shall be determined by the General Partner in its sole and absolute discretion and without the approval of any Unitholder. To the extent we issue additional Units at or below NAV, Unitholders’ percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your Units.

Unitholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.

All distributions declared in cash payable to Unitholders will generally be automatically reinvested in Units of the applicable class of our Units held by the Unitholder, unless otherwise elected by the Unitholder. As a result, Unitholders that do not elect to reinvest their distributions may experience dilution over time.

Satisfaction of repurchase requests could materially adversely impact WP ACE’s cash flow.

Unitholders may seek to have their Units repurchased pursuant to the Repurchase Program at a time when such events are adversely affecting the performance of WP ACE’s assets. Even if Warburg Pincus decides to satisfy all resulting Repurchase Requests, WP ACE’s cash flow could be materially adversely affected which would impact remaining Unitholders. In addition, if the Fund determines to sell assets to satisfy Repurchase Requests, it may not be able to realize the return on such assets that it may have been able to achieve had is sold at a more favorable time, and the Fund’s results of operations and financial condition, including, without limitation, breadth of its portfolio by property type and location, could be materially adversely affected.

Substantial repurchase requests could be triggered by a number of events, including, without limitation, unsatisfactory performance, events in the markets, significant change in personnel or management of Warburg Pincus, removal or replacement of Warburg Pincus as the investment manager of WP ACE, legal or regulatory issues that investors perceive to have a bearing on WP ACE or Warburg Pincus, or other events. Actions taken to meet substantial repurchase requests from WP ACE (as well as similar actions taken simultaneously by investors of any other investment funds, managed accounts, proprietary accounts and other investment vehicles sponsored, managed or advised by the General Partner, Warburg Pincus or their affiliates) could result in prices of securities and other assets held by WP ACE decreasing and in partnership expenses increasing (e.g., transaction costs and the costs of terminating agreements). The overall value of WP ACE also may decrease because the liquidation value of certain assets may be materially less than their cost or mark-to-market value. WP ACE may be forced to sell its more liquid investments, which may cause an imbalance in the portfolio that could have a material adverse effect on the remaining Unitholders. Even if the General Partner decides not to satisfy all outstanding repurchase requests, WP ACE’s cash flow could be materially adversely affected. In addition, if the General Partner determines to liquidate certain of WP ACE’s holdings to satisfy repurchase requests, it may not be able to meet future repurchase requests. Substantial repurchases could also significantly restrict WP ACE’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies, which would have a further material adverse effect on WP ACE’s performance. If the Fund experiences significant repurchase requests, it may not be able to accomplish its objectives and may dispose of its portfolio investments at a disadvantageous time (resulting in Unitholders not having their capital invested and/or deployed in the manner originally contemplated or in portfolio investments being sold at a loss). This risk will be heightened to the extent that a significant portion of WP ACE’s liquid assets are held in publicly traded securities, as there may be a coincidence between increased Repurchase Requests and a market downturn, during which the value of such publicly traded securities may have declined significantly. There can be no certainty regarding WP ACE’s ability to consummate investments, restructuring or exit opportunities after substantial repurchases. The Fund and the General Partner generally will not disclose to Unitholders the amount of pending repurchases or repurchases requests and are under no obligation to make any such disclosure.

Unitholders will not have control or influence over the Fund’s investments, conduct or affairs, making the Fund’s success dependent on the expertise and retention of key personnel.

The General Partner and the Manager will have exclusive responsibility for the Fund’s activities, subject to certain oversight rights held by the Board. Unitholders will not be able to make decisions with respect to the acquisition, management, disposition or other realization of any investment, or other decisions regarding the conduct of the Fund’s business and affairs. The Unitholders will also not have the opportunity to evaluate the relevant economic, financial and other information that will be utilized by the General Partner and/or the Manager in its selection of investments, nor to receive some of the financial information with respect to future opportunities that are available to the General Partner and the Manager. Unitholders must rely entirely on the General Partner and the Manager, with limited oversight by the Board, to conduct and manage the affairs of the Fund. The General Partner and the Manager will be responsible for making all investment decisions on behalf of the Fund and the Fund’s future profitability will depend largely upon the business and investment acumen of the General Partner and the Manager’s personnel. There is an ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that the key personnel of the General Partner and the Manager will remain with the General Partner and the Manager. There can be no assurance that the key personnel will not be solicited by and join competitors or other firms or that Warburg Pincus will be able to hire and retain any new personnel or add to its roster of investment professionals. The loss of the services of one or more of the key personnel could have an adverse impact on the Fund’s ability to realize its investment objectives. In addition, certain changes in the General Partner and the Manager or circumstances relating to the General Partner and the Manager may have an adverse effect on the Fund or one or more of its portfolio companies, including potential acceleration of debt facilities. Each Unitholder acknowledges and agrees that the General Partner may rely on investment related decisions relating to the Fund’s Investments made by the general partner (or similar managing entity) of any Other Warburg Pincus Fund alongside or through which the Fund invests.

The Partnership Agreement may be amended without the consent of the Unitholders, and actions by the General Partner or relatively large Unitholders could adversely affect other Unitholders.

Except as prohibited by law or otherwise required in the Partnership Agreement, the Partnership Agreement may be amended, modified or supplemented, and any provision of the Partnership Agreement may be waived, by the written consent of the General Partner without the consent of the Unitholders, Director or other person (including an amendment pursuant to a merger, consolidation, conversion or other restructuring transaction engaged in by WP ACE); provided, that any amendment, modification or supplement that is viewed by the General Partner in its discretion, as a whole together with all such amendments, modifications or supplements, as having a material adverse effect on the Unitholders in the aggregate will require the approval of the Independent Directors. With respect to matters requiring the consent or approval of a certain percentage in interest of the Unitholders, any objecting Unitholders that constitute the minority will be “dragged along” if the requisite percentage is obtained for such consent or approval. In the limited areas where the Unitholders have the right to consent to or to take certain actions, it should be noted that Unitholders are unrestricted from voting, do not owe WP ACE or any other Unitholder any fiduciary duties, and have the potential to affirmatively vote on amendments or others matters in a manner that is in their own interest and adverse to the interest of other Unitholders and WP ACE. Accordingly, actions by relatively large Unitholders could adversely affect other Unitholders. The General Partner only intends to give notice to Unitholders through its public filings and otherwise only to the extent that such amendment, modification or supplement is viewed by the General Partner in its discretion, as a whole together with all such amendments, modifications or supplements, as having a material adverse effect in the aggregate on the Unitholders of the Fund. For more information, also see “Item 11. Description of Registrant’s Securities to be Registered—Description of our Units—Delaware Law and Certain Provisions of the Partnership Agreement—Amendment to the Partnership Agreement” and “Item 11. Description of Registrant’s Securities to be Registered—Description of our Units—Delaware Law and Certain Provisions of the Partnership Agreement—Certain Consents.”

Certain Unitholders will be subject to Exchange Act filing requirements relating to their beneficial ownership of Units.

Because the Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Units will need to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Unitholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each Unitholder is responsible for determining their filing obligations and preparing the filings. In addition, our Unitholders who hold more than 10% of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Risks Related to Federal Income Taxation

A Unitholder’s federal income tax liability in a particular year could exceed the cash distributions to such Unitholder for the year, thus requiring an out-of-pocket payment by such Unitholder.

In computing its U.S. federal income tax liability for a taxable year, each Unitholder will be required to take into account its allocable share of WP ACE items of income, gain, loss and deduction for the taxable year of WP ACE ending within or with such taxable year of the Unitholder, regardless of whether the Unitholder has received any distributions from WP ACE. Prospective investors should also be aware that they may be subject to various limitations on their ability to deduct their allocable share of WP ACE losses (or items of loss and deduction). For these and other reasons, it is possible that a Unitholder’s federal income tax liability with respect to its allocable share of WP ACE’s earnings in a particular year could exceed the cash distributions to such Unitholder for the year, thus requiring an out-of-pocket payment by such Unitholder. Unitholders may have additional tax liabilities in their country of citizenship or residence or may be entitled to additional tax relief in that country. This could have the effect of increasing or decreasing the post-tax return on their investment in WP ACE. In view of the complexity of the U.S. federal, state, local and non-U.S. tax aspects of the offering, and given that certain of the tax aspects of the offering may not be the same for all investors, prospective investors should consult their own tax advisors with specific reference to their own U.S. federal, state, local and non-U.S. tax situations prior to investing in WP ACE.

WP ACE and/or the Unitholders could become subject to taxation or tax return filing obligations in jurisdictions in which WP ACE operates and invests.

WP ACE and/or the Unitholders could become subject to taxation or tax return filing obligations in jurisdictions in which WP ACE operates and invests. WP ACE and/or any vehicle in which WP ACE has a direct or indirect interest may be subject to tax, including transfer taxes, in jurisdictions in which any such vehicles are incorporated, organized, controlled, managed, have a permanent establishment or are otherwise located and/or in which investments are made and/or with which investments have a connection. Changes to applicable tax treaties (or their interpretation) with the countries in which WP ACE invests (directly or indirectly), or the introduction of, or change to, EU directives may adversely affect the ability of WP ACE (together with its portfolio investments, holding companies and/or its investors) to efficiently realize income or capital gain. Additionally, withholding taxes or branch taxes may be imposed on, and thereby reduce earnings of WP ACE from investments in such jurisdiction or on non-resident portfolio investments that have substantial operations or subsidiaries in such jurisdiction. Withholding tax may also be imposed on payments (for example interest payments) from such jurisdictions to ‘non-cooperative’ or ‘blacklist’ jurisdictions. In addition, local tax incurred in a jurisdiction by WP ACE or vehicles through which it invests may not entitle investors to either (i) a credit against tax that may be owed in their respective home tax jurisdictions or (ii) a deduction against income taxable in such home jurisdictions by the Unitholders. The tax laws in certain jurisdictions outside of the United States in and through which WP ACE will invest are less developed and less clear than the laws of the United States. As a result, such investments may result in the imposition of taxes on WP ACE and/or the Unitholders by the taxing authorities in such jurisdictions, and such taxes may be material.

Positions to be taken by the IRS as to tax consequences could differ from positions taken by WP ACE.

WP ACE will not seek rulings from the IRS with respect to any of the U.S. federal income tax considerations discussed in this Report. Thus, positions to be taken by the IRS as to tax consequences could differ from positions taken by WP ACE. For example, the IRS may audit WP ACE and challenge any of the positions taken in regard to its formation, its investments or operations, and such audit may result in an audit of a Unitholder’s own tax returns and possibly adjustments to the tax liability reflected thereon.

Tax-exempt and non-U.S. investors may be subject to U.S. tax reporting and payment obligations.

Certain WP ACE portfolio investments may generate income effectively connected with a trade or business within the U.S. within the meaning of Section 864(b) of the Code (“ECI”) with respect to non-U.S. Unitholders, “unrelated business taxable income” within the meaning of Section 512 of the Code including UBTI, including “unrelated debt-financed income” within the meaning of Section 514 of the Code that would be taxable to certain tax-exempt Unitholders, and/or “commercial activity income” within the meaning of Section 892 of the Code that would be taxable to certain types of non-U.S. Unitholders. Such portfolio investments may also give rise to U.S. tax reporting and payment obligations for tax-exempt or non-U.S. investors in WP ACE.

In order to mitigate the incurrence of certain UBTI for U.S. tax-exempt Unitholders and certain ECI for non-U.S. Unitholders, the General Partner has formed the Feeder, which is intended to invest in WP ACE indirectly through one or more Non-U.S. Corporations. As a result, tax-exempt investors that invest through the Feeder are generally expected to derive returns in the form of non-U.S. source dividends and capital gain, which are generally excluded from UBTI for tax-exempt investors so long as such investors’ acquisition of interests in the Feeder is not debt-financed. Moreover, debt incurred by WP ACE is expected to be allocated to the Feeder and not to its owners for purposes of the rules regarding unrelated debt-financed income. While it is possible that the IRS could seek to disregard the Feeder and apply the debt-financed property or other UBTI rules to tax-exempt investors, or ECI rules to non-U.S. investors, such treatment is not expected to apply.

However, each Non-U.S. Corporation generally will be (i) subject to a U.S. withholding tax on any U.S.-source dividends and interest (other than interest that constitutes portfolio interest within the meaning of the Code), and certain other U.S.-source income, currently at a 30% rate, (ii) taxable on any ECI it receives (including as a result of a sale or exchange of a United States real property interest) at the U.S. federal income tax rate applicable to corporations, (iii) subject to an additional “branch profits” tax on certain ECI, and (iv) subject to withholding on dispositions (including as a result of a taxable “disguised” sale) of interests in WP ACE unless WP ACE provides a certificate stating that such withholding is not required. Accordingly, significant incremental tax may be incurred indirectly by investors in the Feeder (e.g., from U.S. tax imposed on U.S.-source dividends received from the underlying portfolio investments).

When determining whether to invest through the Feeder, prospective investors should consider such taxes and expenses imposed on the Feeder and its Non-U.S. Corporations as compared to any tax payment on or filing obligation with respect to UBTI or ECI that may arise from a direct investment in WP ACE.

The General Partner may be required to collect information concerning Unitholders and share with tax authorities.

Numerous jurisdictions have enacted, or have committed to enact, legislation and administrative guidance requiring the collection and sharing of certain information in order to combat tax evasion. FATCA aims to combat tax evasion by United States tax residents using foreign accounts. It includes certain provisions on withholding taxes and requires financial institutions outside the United States to collect and share information about their U.S. customers to the IRS. Pursuant to FATCA, the United States has entered into numerous intergovernmental agreements with various jurisdictions concerning the exchange of information as a means to combat tax evasion. The Organisation for Economic Co-operation and Development’s (the “OECD”) has developed a global Common Reporting Standard for the automatic exchange of financial account information in tax matters (as amended) (the “CRS”) pursuant to which many countries have signed multilateral agreements for the exchange of information. In the EU, a mandatory exchange of information regime has been implemented under Council Directive 2011/16/EU on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”). The DAC, which effectively implements (amongst other items) the OECD’s CRS, requires EU Member States to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. One or more of these information exchange regimes are likely to apply to WP ACE and/or alternative investment vehicles and may require the General Partner to collect and share with applicable taxing authorities information concerning Unitholders (including identifying information and amounts of certain income allocable or distributable to them). A Unitholder’s failure to provide such information may result in withholding taxes, government-imposed penalties, expulsion from WP ACE and/or alternative investment vehicles or other potential remedies. In addition, FATCA generally imposes a withholding tax of 30% on a non-U.S. entity’s share of most payments attributable to investments in the United States, including dividends and interest unless applicable requirements are satisfied or an exception applies, and may, in the future, impose withholding on the gross proceeds of a disposition of any stock, debt instrument, or other property that can produce U.S.-source dividends or interest. WP ACE and/or an alternative investment vehicle may be required to withhold such taxes from certain non-U.S. Unitholders, unless an exception applies.

U.S. federal income taxes arising from an IRS audit will be paid by WP ACE absent an election to the contrary.

U.S. federal income taxes arising from an IRS audit will be paid by WP ACE absent an election to the contrary. In addition, a “partnership representative” will have the power to act on behalf of WP ACE and its Unitholders in all IRS audits and other proceedings involving WP ACE’s U.S. federal income, loss, deductions, and credits.

Tax considerations may create conflicts of interest for the General Partner and affect WP ACE’s investment strategies.

U.S. federal income tax law treats certain allocations of capital gains to service providers by partnerships such as WP ACE as short-term capital gain (taxed at higher ordinary income rates) unless WP ACE has held the asset which generated such gain for more than three years. Similar rules may operate in other jurisdictions. This could apply to reduce the after-tax returns of individuals associated with WP ACE, Warburg Pincus, or the General Partner who were or may in the future be granted direct or indirect interests in carried interest, which could make it more difficult for the General Partner and its affiliates to incentivize, attract and retain individuals to perform services for WP ACE. This could also create an incentive for the General Partner to cause WP ACE to hold investments for a longer period than would be the case if any such holding period requirement did not exist.

Recent or future changes in U.S. federal and international tax laws could materially affect the tax consequences of a Unitholder’s investment in WP ACE, and the tax treatment of WP ACE’s portfolio investments.

All statements contained herein concerning the U.S. federal income tax (or other tax) consequences of an investment in WP ACE are based on existing law and interpretations thereof. Recent or future changes in U.S. federal income tax law could materially affect the tax consequences of a Unitholder’s investment in WP ACE, and the tax treatment of WP ACE’s portfolio investments. While some of these changes could be beneficial, others could negatively affect the after-tax returns of WP ACE and the Unitholders. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment in WP ACE, or of investments made by WP ACE, will not be modified by legislative, judicial, or administrative changes, possibly with retroactive effect, to the detriment of the Unitholders.

WP ACE may not be able to provide final tax filing information to Unitholders for any given fiscal year until after the initial tax filing deadlines for Unitholder tax returns.

WP ACE may not be able to provide final tax filing information to Unitholders for any given fiscal year until after the initial tax filing deadlines for Unitholder tax returns. Accordingly, Unitholders should plan to obtain extensions of the filing dates for their income tax returns. Each prospective investor should consult with its own adviser as to the advisability and tax consequences of an investment in WP ACE.

Unitholders may be required to recognize income and capital gains from securities transactions.

In the pursuit of its investment strategy, WP ACE may engage, directly and indirectly, in a wide variety of transactions. Such transactions may include, among others, acquisition of debt instruments having original issue discount or market discount or contingent payment debt instruments, modifications or exchanges of debt instruments, exchanges of debt instruments for equity, acquisition of preferred equity with pay-in-kind dividends or redemption premium and various hedging, foreign currency and derivative transactions (such as short sales, constructive sales, and straddles). As a result of these transactions, Unitholders may be required to recognize taxable income or gain without a corresponding receipt of cash, capital gain may be converted (in whole or in part) into ordinary income, the holding period for particular securities and the characterization of capital gain or loss as long-term or short-term gain or loss may be affected, the recognition of losses or deductions may be deferred or disallowed and the source of income, gain and loss may be subject to special rules.

Changes in law, practice and interpretations of tax laws (possibly with retrospective effect) in international jurisdictions in which WP ACE or one of its subsidiaries operates, is managed, is advised, is promoted or invests, or in which any of the Unitholders is resident, may have an adverse effect on WP ACE, its subsidiaries or its Unitholders.

There may also be changes in tax laws or interpretations of tax laws (possibly with retrospective effect) in international jurisdictions in which WP ACE or one of its subsidiaries operates, is managed, is advised, is promoted or invests, or in which any of the Unitholders is resident, that are adverse to WP ACE, its subsidiaries or its Unitholders. In particular, both the level and basis of taxation may change. Changes to taxation treaties or interpretations of taxation treaties between one or more such jurisdictions and the countries through which WP ACE or any of its subsidiaries holds investments or in which a Unitholder is resident, or the introduction of, or change to, EU directives may adversely affect WP ACE’s ability to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to Unitholders. Consequently, it is possible that WP ACE or its subsidiaries may face unfavorable tax treatment in such jurisdictions that may materially adversely affect the value of WP ACE’s investments or the feasibility of making investments in certain countries. This could significantly affect returns to investors.

In particular, pursuant to the OECD’s BEPS Project, many jurisdictions have introduced domestic legislation implementing certain of the BEPS Actions. Several of the areas of tax law (including double taxation treaties) on which the BEPS Project focuses are relevant to the ability of WP ACE to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to Unitholders and, depending on the extent to and manner in which relevant jurisdictions have implemented (or implement, as the case may be) changes in those areas of tax law (including double taxation treaties), the ability of WP ACE to do those things may be adversely impacted. Many of the jurisdictions in which WP ACE will make investments have now ratified, accepted and approved the OECD’s Multilateral Instrument which brings into force a number of relevant changes to double tax treaties within scope. While these changes continue to be introduced, there remains uncertainty as to whether and, if so, to what extent WP ACE or its subsidiaries may benefit from the protections afforded by such treaties and whether WP ACE may look to its Unitholders in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years.

In addition, in July 2016, the EU adopted the Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as “ATAD I”), which directly implements some of the BEPS Project actions points within EU law. EU Member States had until December 31, 2018 to transpose ATAD I into their domestic laws (except for the provisions on exit taxation, which had to be transposed by December 31, 2019). On May 29, 2017, the Council of the EU formally adopted the Council Directive amending Directive (EU) 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”). ATAD II came into force in Member States on January 1, 2020 (subject to relevant derogations).

Further to the BEPS Project, and in particular BEPS Action 1 (‘Addressing the Tax Challenges of the Digital Economy’), the OECD published a Report on May 31, 2019 entitled ‘Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalisation of the Economy’ (as updated on several occasions since and most recently on October 8, 2021 by the ‘Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy’), which proposes fundamental changes to the international tax system. The proposals (commonly referred to as “BEPS 2.0”) are based on two ‘pillars’, involving the reallocation of taxing rights (Amount A of Pillar One), and a new global minimum corporate tax rate (Pillar Two).

Under Amount A of Pillar One, multinational enterprises (MNEs) with total group revenues exceeding EUR 20 billion (or equivalent) in a given period and pre-tax profitability exceeding 10% calculated using an averaging mechanism will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). Certain entities are excluded, including certain investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group, and certain holding vehicles of such entities. There are also specific exclusions for MNEs carrying on specific low-risk activities, including “regulated financial services” (as defined). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years (i.e., broadly those MNEs which are required to undertake country by country reporting). Pillar Two introduces two related tax measures (the GloBE Rules): the income inclusion rule (IIR) imposes a top up tax on a parent entity where a constituent member of the MNE group has low taxed income while the undertaxed payment rule (UTPR) applies as a backstop if the constituent member’s income is not taxed by an IIR. Additionally, and part of Pillar Two but separate from GloBE Rules, a subject to tax rule (STTR) will permit source jurisdictions to impose limited additional taxation on certain cross border-related party payments where the recipient is subject to a nominal corporate income tax rate (subject, in some circumstances, to certain adjustments) below 9%, which will be creditable against the GloBE Rules tax liability.

The GloBE Rules had to be implemented through domestic legislation, and on December 20, 2021, the OECD released Pillar Two model rules providing a template for this purpose. Many jurisdictions have enacted legislation, including most EU Member States pursuant to the EU minimum tax directive and the UK, with a view to the IIR and the UTPR taking effect for fiscal years beginning on or after December 31, 2023 and December 31, 2024, respectively. Amount A of Pillar One will be implemented through a multilateral convention and the STTR will be implemented, where applicable, either through modifications to bilateral tax treaties or alternatively through a multilateral instrument. The timeline for implementation of both Amount A of Pillar One and the STTR remains uncertain. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU member states) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase within the fund structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect investor returns. The implementation of BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.

Prospective investors are urged to consult their own tax advisors with reference to their specific tax situations.

A U.S. Unitholder that sells or otherwise disposes of an interest in WP ACE in a taxable transaction generally will recognize gains or losses.

A U.S. Unitholder that sells or otherwise disposes of an interest in WP ACE in a taxable transaction generally will recognize gain or loss equal to the difference, if any, between the adjusted basis of the interest and the amount realized from the sale or disposition. The amount realized will include the Unitholder’s share of WP ACE’s liabilities outstanding at the time of the sale or disposition. If the Unitholder holds the interest as a capital asset, such gain or loss will generally be treated as capital gain or loss to the extent a sale of assets by WP ACE would qualify for such treatment and will generally be long-term capital gain or loss if the Unitholder had held the interest for more than one year on the date of such sale or disposition, provided, that a capital contribution by the Unitholder within the one-year period ending on such date will cause part of such gain or loss to be short-term. In addition, if the capital contribution of a new Unitholder is distributed to the Unitholders (other than such new Unitholder), including in connection with the Repurchase Program, for U.S. federal income tax purposes such distributions may be treated as a taxable “disguised” sale of a portion of their interests by Unitholders receiving such distributions. The Fund may, at the sole discretion of the General Partner, elect to specially allocate items of taxable income, gain or loss to a Unitholder who participates in the Repurchase Program so as to reduce the amount, if any, by which the balance of such Unitholder’s capital account, immediately prior to such Repurchase, exceeds, or is less than, the tax basis of such Unitholder’s interest in WP ACE. This special allocation may result in the Unitholder recognizing short-term capital gain (or loss) or ordinary income (or loss) instead of long-term capital gain (or loss) in connection with the withdrawal. In the event of a sale or other transfer of an interest at any time other than the end of WP ACE’s taxable year, the share of income and losses of WP ACE for the year of transfer attributable to the interest transferred will be allocated for U.S. federal income tax purposes between the transferor and the transferee on an interim closing-of-the-books basis, pro rata basis, or other reasonable method determined by the General Partner reflecting the respective periods during such year that each of the transferor and the transferee owned the interest. Unitholders are urged to consult their tax advisors regarding the tax consequences of a sale, disposition or repurchase of Units.

There may be potential delays in Unitholders’ receipt of tax information.

While WP ACE will attempt to provide annual tax information to the Unitholders (or their nominees) on a timely basis, the General Partner expects that information will not be received in respect of all portfolio investments in sufficient time to permit WP ACE to distribute such information prior to April 15 of each year. As a result, while the General Partner will use reasonable efforts to distribute IRS Schedule K-1s to the Unitholders (or their nominees) by March 31 of each year, the General Partner expects that WP ACE will not file its federal income tax return for a given year until after April 15, and the Unitholders should plan to obtain extensions of time for filing their income tax returns accordingly. To the extent, however, WP ACE is able to obtain the necessary information from its portfolio investments, WP ACE expects to provide estimates of annual tax information to the Unitholders (or their nominees) prior to April 15 of each year in order to assist the Unitholders in determining if any tax payments must be made on or prior to April 15 notwithstanding the extension of the filing deadline.

General and Regulatory Risks

Natural or man-made disasters and public health emergencies may impact the performance of WP ACE’s portfolio investments.

Certain regions are at risk of being affected by natural disasters or catastrophic natural events. Considering that the development of infrastructure, disaster management planning agencies, disaster response and relief sources, organized public funding for natural emergencies, and natural disaster early warning technology may be immature and unbalanced in certain countries, the natural disaster toll on an individual portfolio investment or the broader local economic market may be significant. Prolonged periods may pass before essential communications, electricity and other power sources are restored and operations of the portfolio investment can be resumed. Warburg Pincus, WP ACE and its portfolio investments could also be at risk in the event of such a disaster. The magnitude of future economic repercussions of natural disasters may also be unknown, may delay WP ACE’s ability to invest in certain companies, and may ultimately prevent certain investments entirely.

Portfolio investments of WP ACE may also be negatively affected by man-made disasters. For example, certain countries’ consumer food industries have been subject to the threat of inappropriate food tampering. Publicity of such types of man-made disasters may have a significant negative impact on overall consumer confidence, which in turn may materially and adversely affect the performance of portfolio investments, whether or not the portfolio investments are involved in such man-made disaster.

Pandemics and other widespread public health emergencies, including outbreaks of infectious diseases such as SARS, H1N1/09 flu, avian flu, Ebola and COVID-19, have resulted and are resulting in market volatility and disruption, and in the future such emergencies have the potential to materially and adversely impact economic production and activity in ways that are impossible to predict, all of which may result in significant losses to WP ACE.

In an effort to contain such health emergencies, national, regional and local governments, as well as private businesses and other organizations, have taken or have the potential to take severely restrictive measures, including instituting local and regional quarantines, restricting travel (including closing certain international borders), prohibiting public activity (including “stay-at-home” and similar orders), and ordering the closure of large numbers of offices, businesses, schools, and other public venues. Any such measures have the potential to significantly diminish economic production and activity of all kinds and contribute to volatility in financial markets, demand across categories of consumers and businesses, as well as in the credit and capital markets. Restrictive measures, whether on an initial or re-imposed basis, also have the potential to cause labor force and operational disruptions, slowing or complete idling of certain supply chains and manufacturing activity, increases in unemployment levels, and strain and uncertainty for businesses and households, with a particularly acute impact on industries dependent on travel, and especially international and business travel, such as transportation and public accessibility, hospitality, tourism, retail, sports and entertainment.

The ultimate impact of any such health emergency — and the resulting decline in economic activity—on global economic conditions, and on the operations, financial condition and performance of any particular industry or business, is impossible to predict, but could have a significant adverse impact and result in significant losses to WP ACE. The extent of the impact on WP ACE’s and its portfolio investments’ operational and financial performance will depend on many factors, all of which are highly uncertain and cannot be predicted, and this impact may include significant reductions in revenue and growth, unexpected operational losses and liabilities, impairments to credit quality and reductions in the availability of capital. These same factors may limit the ability of WP ACE to source, diligence and execute new investments and to manage, finance and exit investments in the future, and governmental mitigation actions may constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to the investment strategy WP ACE intends to pursue, all of which could adversely affect its ability to fulfill its investment objectives. They may also impair the ability of portfolio investments or their counterparties to perform their respective obligations under debt instruments and other commercial agreements (including their ability to pay obligations as they become due), potentially leading to defaults with uncertain consequences. In addition, the operations of WP ACE, its portfolio investments and Warburg Pincus may be significantly impacted, or even temporarily or permanently halted, as a result of any such health emergencies, or any measures, restrictions, remote-working requirements and other factors related thereto, including its potential adverse impact on the health of any such entity’s personnel. These measures may also hinder such entities’ ability to conduct their affairs and activities as they normally would, including by impairing usual communication channels and methods, hampering the performance of administrative functions such as processing payments and invoices, and diminishing their ability to make accurate and timely projections of financial performance.

The performance of certain investments of WP ACE may be dependent upon prevailing market prices of certain commodities, which have experienced and will likely continue to experience volatility.

The performance of certain investments of WP ACE may be dependent upon prevailing market prices of certain commodities, including the price and supply of electricity, oil and fuel. Historically, the markets for certain commodities, including oil, gas, coal and power have been volatile, and such markets are likely to continue to be volatile in the future. Prices for certain commodities are subject to significant fluctuations over a short period of time in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond the control of the General Partner or WP ACE. These factors include, without limitation, the following: (i) worldwide and regional economic conditions impacting the global supply and demand for commodities generally, including natural gas, coal, natural gas liquids and oil; (ii) the price and quantity of imports of foreign natural gas, including liquefied natural gas; (iii) international political conditions in or affecting other producing countries, including conflicts in the Middle East, Africa, South America and Russia; (iv) the level of global exploration and production and the success of exploration projects; (v) the level of global inventories; (vi) prevailing prices on local price indexes; (vii) localized and global supply and demand fundamentals and transportation availability; (viii) weather conditions; (ix) technological advances affecting energy consumption; (x) the price and availability of alternative fuels; (xi) domestic, local and foreign governmental regulation and taxes; (xii) refining capacity; (xiii) actions of the Organization of Petroleum Exporting Countries (“OPEC”) (and other oil and natural gas producing nations) including the ability of the OPEC member countries, and other oil exporting countries, including Russia, to agree upon and to maintain price stability through production limits/quotas and the level of production by non-OPEC countries; (xiv) force majeure events; (xv) changes in law, governmental regulations, relative price and availability of alternative forms of fuels and energy sources; (xvi) energy conservation; (xvii) armed conflicts; (xviii) the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and natural gas liquids and (xix) the economic growth of countries that are large consumers of energy. In addition, governments may intervene in certain instances, directly and by regulation, with the intent to influence price directly, which may cause rapid movement in commodity prices. The occurrence of events related to the foregoing makes it extremely difficult to predict future oil and natural gas price movements with any certainty and may have a material adverse effect on WP ACE and its portfolio investments, including notably portfolio investments in or related to the ETS industry-sector.

Risks related to climate change may have a material effect on WP ACE’s business and operations.

Global climate change is widely considered to be a significant threat to the global economy. Any investments located in coastal regions may be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors. There may be significant physical effects of climate change that have the potential to have a material effect on WP ACE’s business and operations. Physical impacts of climate change may include: increased storm intensity and severity of weather (e.g., floods or hurricanes); sea level rise; and extreme temperatures. As a result of these physical impacts from climate-related events, WP ACE is expected to be vulnerable to the following: risks of property damage to WP ACE’s investments; indirect financial and operational impacts from disruptions to the operations of WP ACE’s investments from severe weather; increased insurance premiums and deductibles or a decrease in the availability of coverage, for investments in areas subject to severe weather; decreased net migration to areas in which investments are located, resulting in lower than expected demand for the products and services of the investments; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which the business depends; decreased consumer demand for consumer products or services resulting from physical changes associated with climate change (e.g., warmer temperature or decreasing shoreline could reduce demand for residential and commercial properties previously viewed as desirable); incorrect long-term valuation of an equity investment due to changing conditions not previously anticipated at the time of the investment; and economic distributions arising from the foregoing. Additionally, regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities, as well as private actors, seeking to reduce greenhouse gas (“GHG”) emissions may expose businesses to so-called “transition risks”, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an investment’s relative contribution to GHG emissions). Portfolio investments in or related to the ETS industry-sector could face heightened exposure to such risks to the extent such investments have increased exposure or dependency on government subsidies or incentives or physical climate risks such as extreme weather events which can damage infrastructure. WP ACE cannot rule out the possibility that climate change-related risks could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of investments once undertaken, any of which could have a material adverse effect on an investment, or WP ACE’s business and operations.

Uncertainty and economic downturn created by geopolitical events and social unrest may slow the rate of future investments by WP ACE, result in longer holding periods for investments and have an adverse effect upon WP ACE’s investments.

Recent events have led to protests, demonstrations, marches and other forms of political and social activism on a local, regional, national and international level, as well as rioting in some instances. Such activism, which has ranged from peaceful forms to, in some instances, violent activities, has resulted in curfews, the deployment of police and other local and national involvement, and could lead to increased political and social volatility and uncertainty. While the overall effect of such activism remains unknown, investors should note that this type of volatility and uncertainty could materially adversely impact the securities and other assets in which WP ACE invests. For example, as a result of social unrest, WP ACE and its portfolio investments could be affected by property damage, economic uncertainty and other byproducts of social unrest.

Consumer, corporate and financial confidence may be adversely affected by current or future tensions around the world, fear of terrorist activity and/or military conflicts, localized or global financial crises, pandemics or other sources of political, social or economic unrest. Such erosion of confidence may lead to or extend a localized or global economic downturn. A climate of uncertainty may reduce the availability of potential investment opportunities, and increases the difficulty of modeling market conditions, potentially reducing the accuracy of financial projections. In addition, limited availability of credit for consumers, homeowners and businesses, including credit used to acquire businesses, in an uncertain environment or economic downturn may have an adverse effect on the economy generally and on the ability of WP ACE and its investments to execute their respective strategies and to receive an attractive multiple of earnings on the disposition of businesses. This may slow the rate of future investments by WP ACE and result in longer holding periods for investments. Furthermore, such uncertainty or general economic downturn may have an adverse effect upon WP ACE’s investments.

WP ACE’s reliance on a 1940 Act exclusion requires compliance with specific conditions, and any change in its status under the 1940 Act may necessitate adjustments to its operations or structure that potentially increase costs and expenses.

While WP ACE may be considered similar in some ways to an investment company, it is not registered and does not intend to register as an investment company under the 1940 Act and, accordingly, investors will not be accorded the protections of the 1940 Act. In addition, other than under the Exchange Act, Units have not been and will not be registered under the laws of any jurisdiction (including the 1933 Act, the laws of any state of the United States, or the laws of any non-U.S. jurisdiction), and are being offered in reliance upon an exemption from such laws. These Units have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of this Report.

In addition, currently, neither the General Partner nor Warburg Pincus is registered, or required to be registered, as a broker-dealer under the Exchange Act or with the Financial Industry Regulatory Authority (“FINRA”) and, consequently, neither the General Partner nor Warburg Pincus is subject to the record-keeping and specific business practice provisions of the Exchange Act and the rules of the FINRA. However, Warburg Pincus is a registered investment adviser under the Advisers Act and, consequently, is subject to the record-keeping, disclosure and other fiduciary obligations specified in the Advisers Act.

While not currently expected, in light of WP ACE’s perpetual structure, in the future the General Partner may determine in its sole discretion for WP ACE to seek to rely on a different exclusion from the definition of “investment company” under the 1940 Act, to register as an investment company under the 1940 Act or elect to be regulated as a business development company under the 1940 Act. Additionally, if WP ACE were to rely on a different exclusion from the definition of “investment company” under the 1940 Act, it is possible a change in the value of WP ACE’s assets could cause WP ACE to fall within the definition of “investment company” inadvertently.

As a result, WP ACE may need to structure its holdings and business operations in a different manner, including restricting or limiting the scope of its operations or the types of acquisitions that it may make, modifying its organizational structure and tax treatment, or acquiring or disposing of assets that it might not have otherwise. WP ACE may incur additional costs and expenses and be subject to increased regulatory scrutiny as a result of such a change.

Any adjustment in WP ACE’s business strategy, assets, tax treatment or other matters related to a change in WP ACE’s treatment under the 1940 Act could negatively impact the value of the Units.

Evolving U.S. regulations may increase scrutiny, impose new restrictions and create uncertainty for the private fund industry, adversely affecting WP ACE’s operations and performance.

There has been significant discussion regarding enhanced governmental scrutiny and increased regulation of the private investment fund and financial services industries. Following the GFC, unprecedented legislative and regulatory actions were taken by numerous governments and their agencies. Regulators in numerous jurisdictions adopted prudential and other regulatory reforms with respect to their financial systems and securities markets. For example, the Dodd-Frank Act, which was enacted in 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of U.S. federal bank, securities and commodities regulators. This enhanced oversight and regulation, and the need for additional rule-making by various governmental bodies, has created uncertainty in the financial markets, including the private fund industry. Many of the regulators to which WP ACE, the General Partner, Warburg Pincus or their respective affiliates are expected to be subject globally, including governmental agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses or members. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against WP ACE, the General Partner, Warburg Pincus or their respective affiliates were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm WP ACE, the General Partner, Warburg Pincus or their respective affiliates’ reputations, which may adversely affect WP ACE’s investment performance by hindering its ability to obtain favorable financing or consummate a potentially profitable investment.

Warburg Pincus is registered as an investment adviser under the Advisers Act due in part to the requirements of the Dodd-Frank Act. Among other obligations, the Dodd-Frank Act and the rules promulgated thereunder impose increased recordkeeping and reporting obligations on Warburg Pincus with respect to WP ACE. Records and reports relating to WP ACE that must be maintained by Warburg Pincus and that are subject to inspection by the SEC include: (i) assets under management and use of leverage (including off-balance-sheet leverage); (ii) counterparty credit risk exposure; (iii) trading and investment positions; (iv) valuation policies and practices of WP ACE; (v) type of assets held; (vi) side arrangements or side letters; (vii) trading practices; and (viii) such other information as the SEC, in consultation with the U.S. Financial Stability Oversight Council, determines is necessary and appropriate. While the Dodd-Frank Act subjects such records and reports to certain confidentiality provisions, and an exemption from the U.S. Freedom of Information Act is available in respect of such records and reports, no assurance can be given that the mandated disclosure of records or reports to the SEC or other governmental entities will not have a significant negative impact on WP ACE, Warburg Pincus or any Unitholder. Regulation generally, as well as regulation more specifically addressed to the private equity industry, including tax laws and regulation, whether in the U.S. or outside of it, could further increase the cost of acquiring, holding or divesting portfolio investments and the cost of operating WP ACE, as well as harm the profitability of enterprises and interfere with the ability of WP ACE to engage in certain transactions. WP ACE will be required to bear all legal, regulatory and compliance expenses relating to its activities (but not those of Warburg Pincus), which are likely to be material, including on a cumulative basis over the term of WP ACE.

The Dodd-Frank Act also establishes a general framework for systemic regulation. The full scope of such regime, and its application to investment advisers to private funds, such as Warburg Pincus, will remain unclear until all the implementing regulations are developed and enacted. There can be no assurance that future regulatory actions authorized by the Dodd-Frank Act will not adversely affect WP ACE.

A key feature of the Dodd-Frank Act is the extension of prudential regulation by the Federal Reserve to financial institutions that are not currently subject to such regulation but that potentially pose risk to the financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is substantially engaged in activities that are financial in nature and provides the Federal Reserve with the authority to determine which of such companies are “significant”. The U.S. Financial Stability Oversight Council (the “FSOC”) (an interagency body created to monitor and address systemic risk) has the authority to subject such a company to regulation by the Federal Reserve (including capital, leverage and liquidity regulation) if the FSOC determines that material financial distress at the company would pose a threat to the financial stability of the United States. The Dodd-Frank Act does not contain any minimum size requirements for such a designation and it is possible that it could be applied to large private funds or that FSOC could seek to regulate activities of such funds. The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private investment and hedge funds and other provisions that will affect the alternative asset management industry, either directly or indirectly. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the alternative asset management industry generally and on Warburg Pincus or WP ACE, specifically.

The regulatory environment for private investment funds is evolving and could undergo more scrutiny during the life of WP ACE. Additional changes in the regulation of private investment funds may adversely affect the value of investments held by WP ACE and the ability of WP ACE to effectively employ its investment and trading strategies. Increased scrutiny and potential legislation applicable to private investment funds and their sponsors may also impose significant administrative burdens on Warburg Pincus and may divert time and attention from portfolio management activities. For example, various national, federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information. In addition, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting alternative investment fund managers on a variety of matters of interest to organized labor. In addition to, and particularly in light of, the changing global regulatory climate, WP ACE may be required to register under certain foreign laws and regulations, and may need to engage distributors or other agents in certain non-U.S. jurisdictions in order to market Units to potential investors. The effect of any future regulatory change(s) on WP ACE could be substantial and adverse. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.

The SEC may in the future seek to enact changes to numerous areas of law and regulations that would impact the firm’s business and the business of WP ACE. In particular, the SEC has periodically signaled an increased emphasis on investment adviser and private fund regulation.

In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies may have rights and remedies under applicable law in addition to any contractual rights they may have. WP ACE’s investment in the portfolio investments also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on the portfolio investments. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by the portfolio investments that could impact their respective businesses, as well as WP ACE’s return on investment with respect to the portfolio investments. In light of the heightened regulatory environment in which Warburg Pincus operates and the ever-increasing regulations applicable to private investment funds and their investment advisers, it has become increasingly expensive and time-consuming for Warburg Pincus and its affiliates to comply with such regulatory reporting and compliance-related obligations. Any further increases in the regulations applicable to private investment funds generally or WP ACE, the General Partner or Warburg Pincus in particular may result in increased expenses associated with WP ACE’s activities and additional resources of Warburg Pincus being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for investors in WP ACE or have an adverse effect on the ability of WP ACE to effectively achieve their investment objective. Increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of the General Partner and may furthermore place WP ACE at a competitive disadvantage to the extent that Warburg Pincus is required to disclose sensitive business information.

There can be no assurance that WP ACE, the General Partner, Warburg Pincus or any of their affiliates will avoid regulatory examination and enforcement actions in the future.

There can be no assurance that WP ACE, the General Partner, Warburg Pincus or any of their affiliates will avoid regulatory examination and possibly enforcement actions in the future. Past SEC enforcement actions and settlements involving U.S.-based private fund advisers have involved a number of issues, including, among others, the undisclosed (or insufficient disclosure of) allocation of the fees, costs and expenses, including those related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses) and the undisclosed (or insufficient disclosure of) legal fee arrangements affording the applicable adviser with greater discounts than those afforded to funds advised by such adviser. Although Warburg Pincus believes certain practices related to the foregoing and other general practices have been common historically among private fund advisers within the U.S. private funds industry and are well known to market participants, if the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of Warburg Pincus, then Warburg Pincus and/or such affiliates may be at risk for regulatory sanction. Even if an investigation or proceeding did not result in a sanction or the sanctions imposed against Warburg Pincus were small in monetary amount, WP ACE, the General Partner, Warburg Pincus or their respective affiliates may be subject to adverse publicity relating to the investigation, proceeding or imposition of any such sanction. Any such investigations could be costly, distracting and/or time consuming for Warburg Pincus management.

There is also a risk that regulatory agencies in the United States and beyond will continue to adopt new laws or regulations (including tax laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations in a manner that is unfavorable to WP ACE.

Evolving regulations may impose new marketing restrictions as well as reporting, compliance, information sharing requirements, which may affect WP ACE’s implementation of its strategy, and/or lead to increased legal and compliance costs, in one or more EEA Member States.

Directive 2011/61/EU of the European Parliament and of the Council dated June 8, 2011 on Alternative Investment Fund Managers, as implemented in any relevant jurisdiction, together with Commission Delegated Regulation (EU) No 231/2013, as well as any similar or supplementary law, rule or regulation, in each case as amended from time to time, including as implemented in the UK pursuant to applicable legislation including the UK Alternative Investment Fund Managers Regulations 2013/1773, and retained and amended from time to time (the “AIFMD”) regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the European Economic Area (“EEA”) and the UK. To the extent WP ACE expects to be actively marketed to investors domiciled or having their registered office in the EEA or the UK, (i) Warburg Pincus and WP ACE may be subject to certain reporting, disclosure and other obligations under the AIFMD, which will result in WP ACE incurring additional costs and expenses; (ii) Warburg Pincus and WP ACE may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions and/or the UK, which would result in WP ACE incurring additional costs and expenses or may otherwise affect the management and operation of WP ACE; (iii) Warburg Pincus will be required to make detailed information relating to WP ACE and its investments available to regulators and third-parties; and (iv) the AIFMD will also restrict certain activities of WP ACE in relation to EEA and/or UK portfolio investments including, in some circumstances, the ability of WP ACE to recapitalize, refinance or potentially restructure a portfolio investment within the first two years of ownership, which may in turn affect operations of WP ACE generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for WP ACE to raise the targeted amount of capital.

The European Union has adopted Directive (EU) 2024/927 amending the AIFMD (“AIFMD II”). AIFMD II will impose obligations including (but not limited to): (i) minimum substance considerations that EU regulators will need to take into account during the alternative investment fund manager (“AIFM”) authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) new requirements for AIFMs of open-ended funds to implement liquidity management tools. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024 and it entered into force on April 15, 2024, with EU Member States having until April 16, 2026 to implement AIFMD II, and the measures therein shall be applicable as of this date except for specific transition provisions in relation to the obligations for AIFMs managing funds that originate loans, which shall apply from April 16, 2027. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, that could adversely affect WP ACE’s ability to achieve its investment objectives, as well as the ability of WP ACE to conduct its operations, including in relation to loan-origination (even if WP ACE does not qualify as a loan originating fund pursuant to the AIFMD II), including but not limited to: concentration limits, limits on lending to connected entities and increased pre-contractual and periodic disclosures.

If implemented as anticipated, the AIFMD II may increase the operational cost and complexity of raising capital of alternative investment funds in the EEA. The application of other AIFMD II requirements may depend on how far individual Member States elect to apply AIFMD II to non-EEA AIFMs. This may affect WP ACE’s implementation of its strategy, and/or lead to increased legal and compliance costs, in one or more EEA Member States.

The legal, political and economic uncertainty and disruption generally resulting from Brexit may adversely affect both EU- and UK-based businesses, which may impact the performance of WP ACE’s investments.

On 31 January 2020, the UK formally withdrew from the European Union (“Brexit”). After this, the UK entered into a transition period during which the majority of the existing EU rules continued to apply in the UK. Following the end of the transition period on December 31, 2020, EU rules ceased to apply in the UK.

Although the terms of the UK’s future relationship with the EU were agreed in a trade and cooperation agreement signed on December 30, 2020, this did not include an agreement on financial services. In the absence of a formal agreement on this issue, UK firms in the financial sector have more limited access to the EU market than prior to Brexit and EU firms similarly have more limited access to the UK, owing to the loss of passporting rights under applicable EU and UK legislation. Alternative arrangements and structures may allow for the provision of cross-border marketing and services between the EU and UK, but these are subject to legal uncertainty and the risk that further legislative and regulatory restrictions could be imposed in the future.

As a result of the onshoring of EU legislation in the UK, UK firms are currently subject to substantially many of the same rules and regulations as prior to Brexit. However, the UK Government has begun the process of revising certain areas of onshored EU legislation as part of UK financial services legislation and regulation, which could result in substantive changes to regulatory requirements in the UK. It remains to be seen to what extent the UK may elect to diverge from the current EU-influenced regime over time, either through actively legislating to replace onshored EU rules or by passively not implementing or mirroring EU legislative changes. It is possible that the EU may respond to UK initiatives by restricting third country access to EU markets. If the regulatory regimes for EU and UK financial services change or diverge further, this could have an adverse impact on the Fund and its investments, including the ability of WP ACE to achieve its investment objectives in whole or in part (for example, owing to increased costs and complexity and/or new restrictions in relation to cross-border access between the EU and non-EU jurisdictions).

The legal, political and economic uncertainty and disruption generally resulting from Brexit may adversely affect both EU- and UK-based businesses. Brexit has already led to disruptions in trade as businesses attempt to adapt cross-border procedures and rules applicable in the UK and in the EU to their activities, products, customers, and suppliers. Continuing uncertainty and the prospect of further disruption may result in an economic slowdown and/or a deteriorating business environment in the UK and in one or more EU Member States.

EU/UK Securitization Regulation could limit WP ACE’s investment opportunities.

The EU Securitization Regulation as amended from time to time (the “Securitization Regulation”) may restrict an investor who is subject to the risk retention and due diligence requirements (the “EU Risk Retention Rules”) from acquiring securitization positions which do not comply with the EU’s risk retention criteria, where the securities/instruments of such securitizations were issued on or after January 1, 2019 (or securitizations issued before that date but in respect of which new securities are issued on or after January 1, 2019), unless certain provisions of the EU Risk Retention Rules are complied with, including that the originator, sponsor or original lender in respect of the relevant securitization (the “Risk Retention Holder”) has explicitly disclosed that it will retain, on an ongoing basis, a net economic interest of not less than 5%. Risk Retention Holders must hold the retained net economic interest throughout the life of the securitization and may not enter into any arrangement designed to mitigate the credit risk in relation thereto. Shareholders should be aware that there are material differences between the EU Risk Retention Rules imposed prior to January 1, 2019 and the EU Risk Retention Rules contained in the Securitization Regulation. For example, the Securitization Regulation imposes a direct retention obligation on sponsors and originators of securitizations. Moreover, the Securitization Regulation expands on the types of investors, including credit institutions, investment firms, authorized alternative investment fund managers and insurance and reinsurance undertakings (“Affected Unitholders”) to which the due diligence requirements apply. The EU Risk Retention Rules may not be aligned with the criteria for securitizations under the laws of other jurisdictions, where such laws exist, including under UK or US law. This could result in WP ACE being prohibited from acquiring positions in certain securitizations or similar structures, whether originated in the EEA or otherwise, notwithstanding that such transactions would otherwise be permitted in accordance with the investment strategy / restrictions of WP ACE. Warburg Pincus may incur liabilities and/or additional costs and expenses in connection with the investment in complying with the Securitization Regulation, for which it may seek reimbursement from WP ACE. If WP ACE acquires a securitization position, investors in WP ACE should consider their own regulatory obligations to the extent that they are within the scope of the Securitization Regulation or are subject to similar obligations under securitization laws of other jurisdictions, where such laws exist, including under UK or U.S law.

For reference, investments by WP ACE which involve the tranching of credit risk associated with an exposure or pool of exposures (such as CLOs) are likely to be treated as “securitizations” under the EU Risk Retention Rules. If such Investments are “securitizations” within the EU Risk Retention Rules, Warburg Pincus or the originator of the transaction (which could be Warburg Pincus, WP ACE or their affiliates, in certain cases) may be required to act as the Risk Retention Holder. The requirements in the EU Risk Retention Rules could increase the costs of such Investments for WP ACE. Further, the range of investment strategies and Investments that WP ACE is able to pursue may be limited by the EU Risk Retention Rules, for example, where, as maybe determined by the Sponsor, WP ACE is ineligible to invest in certain CLOs and other securitization investments in which WP ACE is eligible to invest, because such Investments are not compliant with the EU Risk Retention Rules. As a result, WP ACE may be adversely affected and it may not be able to invest in opportunities they might otherwise be able to invest in, and the performance and the portfolio of WP ACE may diverge from that of Other Warburg Pincus Funds, such that the investment returns generated by Other Warburg Pincus Funds may be more or less than those generated by WP ACE. There may be other adverse consequences for Unitholders and their investments in WP ACE as a result of the EU Risk Retention Rules, including the changes to the EU Risk Retention Rules introduced through the Securitization Regulation.

The EU Risk Retention Rules and Securitization Regulation may be subject to change, or their application or interpretation may change. Such changes may adversely affect WP ACE, including that WP ACE may dispose of such Investments when it would not otherwise have determined to do so or at a price that is not as advantageous as it would have otherwise. To the extent that there is any lack of clarity regarding the application of such regulations to investments made by WP ACE, there may be risks to WP ACE of non-compliance, including because Warburg Pincus’ interpretation of the regulations is ultimately not the same as a regulatory authority’s interpretation of the regulations. Prospective investors, including Affected Unitholders, should consult with their own legal, accounting, regulatory and other advisors and/or regulators to determine whether, and to what extent, the information set out in the Fund’s private placement memorandum and in any investor report provided in relation to this offering is sufficient for the purpose of satisfying any of their obligations under the Securitization Regulation and the EU Risk Retention Rules, and such investors are required to independently assess and determine the sufficiency of the information for such purpose. Prospective investors are themselves also responsible for monitoring and assessing changes to the EU Risk Retention Rules, and any regulatory capital requirements applicable to the investor, including any such changes introduced through the Securitization Regulation.

Failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on WP ACE.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with such state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If Warburg Pincus, the

General Partner, any of their employees or affiliates or any service provider acting on their behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on WP ACE. Unitholders may also seek to pursue individual remedies, including withdrawal rights, which may be included in side letters or other similar agreements or otherwise imposed by applicable law, regulation or policy.

Utilization of the VCOC exception may limit WP ACE’s investment opportunities.

The General Partner intends to conduct the affairs of each entity comprising (other than certain feeder funds, as applicable) WP ACE so that the assets of such entity should not constitute “plan assets” for the purposes of ERISA or Section 4975 of the Code. In doing so, the General Partner may cause one or more entities comprising WP ACE to comply with the “venture capital operating company” exception (the “VCOC exception”). Reliance on the VCOC exception would require that such entity obtain rights to participate substantially in, and to influence substantially the conduct of, the management of the majority (valued at cost) of such entity’s portfolio investments. One way an entity comprising WP ACE would likely demonstrate these management rights would be to designate directors to serve on the boards of directors of portfolio investments. The designation of directors and other measures contemplated could expose the assets of WP ACE to claims by a portfolio investment, its security holders and its creditors. In addition, in the event an entity comprising WP ACE relies on the VCOC exception, WP ACE may be restricted or precluded from making certain investments or limited in structuring investments and it may be necessary for the General Partner to liquidate WP ACE’s investments at a disadvantageous time in order to avoid holding “plan assets” for the purposes of ERISA or Section 4975 of the Code, which may result in lower proceeds to WP ACE than might have been the case had WP ACE not been operated in reliance on the VCOC exception.

Anti-corruption, anti-bribery and anti-boycott regulations may limit WP ACE’s investment opportunities, and failure of a portfolio investment to comply with such regulations could adversely affect the performance of such company and may result in negative publicity and loss of investor confidence for Warburg Pincus and WP ACE.

Warburg Pincus is committed to complying with the aspects of the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act (“UKBA”) and other anti-corruption and anti-bribery laws and regulations, as well as anti-boycott regulations administered and enforced by the U.S. Department of Commerce and the IRS, to which it is subject. As a result, WP ACE is expected to be adversely affected or miss out on opportunities because of its or Warburg Pincus’ unwillingness to participate in transactions that potentially violate such laws and regulations. Such laws and regulations may make it difficult in certain circumstances for WP ACE to act successfully on investment opportunities and for portfolio investments to obtain or retain business.

Corruption risk is increased when business transactions involve government or state-owned entities. The FCPA prohibits any bribes or other improper payments to foreign officials, which may include certain employees of state-owned entities, not merely foreign governments, and therefore any individual or entity subject to the FCPA must be vigilant when conducting business with state-owned entities, especially in jurisdictions which are considered higher risk for FCPA compliance. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws. The U.K. government passed into law the UKBA in 2010. The UKBA criminalizes both the bribery of foreign public officials and commercial bribery. The UKBA also makes provision for a strict liability corporate offense of failing to prevent bribery committed by employees or third-parties associated with a company. The corporate offense applies to any organization which carries on business or part of a business in the U.K. The corporate offense is subject to an affirmative defense available to companies that can satisfactorily show that they had in place adequate procedures to prevent bribery committed on their behalf.

While Warburg Pincus has developed and implemented policies and procedures designed to ensure strict compliance by Warburg Pincus and its personnel with the FCPA and the UKBA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of Warburg Pincus’ policies and procedures, portfolio investments or their agents and affiliates, particularly in cases where WP ACE or another Warburg Pincus sponsored fund or vehicle does not control such portfolio investment, may engage in activities that could result in violations of the FCPA, UKBA, and/or similar applicable anti-corruption laws. The FCPA may require any portfolio investment that is or becomes a U.S. issuer to maintain anti-corruption policies, procedures, and internal controls. Any determination that Warburg Pincus, WP ACE or a portfolio investment has violated the FCPA, the UKBA or other applicable anti-corruption laws or anti-bribery laws could entail, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, debarment, securities litigation, advisor fees for investigation and remediation, and/or a general loss of investor confidence, any one of which could adversely affect Warburg Pincus’ business prospects and/or financial position, as well as WP ACE’s ability to achieve its investment objective and/or conduct its operations. Moreover, any determination that a portfolio investment has violated the FCPA, the UKBA or other applicable anti-corruption laws or anti-bribery laws could adversely affect the performance of such company and may result in negative publicity and loss of investor confidence for Warburg Pincus and WP ACE.

CFIUS and other national security investment reviews may restrict, delay or add expenses to WP ACE’s investments, limit opportunities and increase compliance burdens.

Certain investments by WP ACE involving the acquisition of a U.S. business or assets with a nexus to U.S. interstate commerce may be subject to review and approval from the Committee on Foreign Investment in the United States (“CFIUS”), an inter-agency committee authorized to review certain transactions involving a “U.S. business” and a “foreign person,” including certain real estate transactions. Significant CFIUS reform legislation and regulations, which became effective in February and October of 2020, among other things, expanded CFIUS’ jurisdiction to cover more types of transactions, empowered CFIUS to scrutinize more closely investments in U.S. assets, including non-controlling, “non-passive investments” and made certain CFIUS filings legally mandatory. Moreover, other countries, including China, are increasingly taking action to strengthen their national security review and foreign direct investment regimes, and as a result, certain investments in foreign countries may likewise be subject to similar foreign investment clearance (“FIC”) regimes if the investments are perceived to implicate national security policy priorities.

Failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations exposes the transaction parties to significant financial penalties as well as potential legal restrictions on future investments, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of such investments by WP ACE. CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, transactions post-closing. In the event that CFIUS and/or another FIC regulator reviews one or more of WP ACE’s investments, CFIUS and/or another FIC regulator may seek to impose conditions, limitations, or restrictions on, or prohibit, one or more of WP ACE’s investments, certain of which may materially and adversely affect WP ACE’s ability to execute its investment strategy, and there can be no assurances that WP ACE will be able to maintain or proceed with such investments on terms acceptable to Warburg Pincus. which could adversely affect the performance of WP ACE’s investments and thus the performance of WP ACE.

Certain of the Unitholders of WP ACE are expected to be non-U.S. investors, and in the aggregate, may comprise a substantial portion of WP ACE’s Units, which may increase the risks that investments may be subject to review by CFIUS, and of CFIUS and/or other FIC regulators imposing conditions, limitations or restrictions on investments. The Partnership Agreement contains certain provisions that permit the General Partner to exclude certain Unitholders from participating in an investment if their participation is likely to result in a significant delay, extraordinary expense, or otherwise jeopardize or have a material adverse effect on WP ACE or any of its affiliates or any actual or prospective portfolio investment. While the General Partner may take steps (including, but not limited to, placing limitations on Unitholders’ rights) to help ensure that WP ACE investments are not within the jurisdiction of CFIUS and/or other FIC regulators or to improve WP ACE’s regulatory profile to help obtain approval of CFIUS and/or other FIC regulators, there can be no assurance that any restrictions implemented on any such Unitholder or any such group of Unitholders will allow WP ACE to maintain, or proceed with, any investment, that WP ACE’s investments will be exempt from CFIUS and/or other FIC requirements, or that CFIUS and/or another FIC regulator will not seek to ask questions about a transaction or will approve a particular transaction. As discussed above, recent regulations have increased the number of transactions that are subject to the jurisdiction of CFIUS, potentially affecting WP ACE in light of the anticipated substantial Units purchased of non-U.S. unitholders. These and any future legislative and regulatory changes, including changes to agency practice, may also negatively impact the ability of WP ACE to realize value from certain investments, including by limiting exit opportunities or causing WP ACE to favor buyers that it believes are less likely to require CFIUS and/or other FIC review, even in circumstances where other buyers may offer better terms or more consideration. Additionally, WP ACE may invest in companies that are, or may become, subject to CFIUS requirements based on pre-existing foreign ownership and control; in such cases, CFIUS requirements may adversely impact a portfolio investment’s ability to obtain or retain business or otherwise make it more difficult for WP ACE to realize a profit from an investment. As set out in this Report, the Board of Directors may also compulsorily redeem (in whole or in part) Units in certain circumstances, which shall include, without limitation, if the beneficial owner of such Units is any person whose holding of Units may be detrimental to the interests of the existing Unitholders or Warburg Pincus, for example where their participation in WP ACE is at risk of jeopardizing WP ACE’s ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations.

Additionally, any review and approval of an investment or transaction by CFIUS or another FIC regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. For example, in April 2020, India restricted Chinese investment, acting on fears that Chinese state-backed entities would buy Indian companies weakened by COVID-19. Under the new restrictions, any Chinese foreign direct investment would be required to undergo a government approval process. Although Chinese investment in India has not been scrutinized in past, this restriction was partially prompted by Chinese investments increasingly focusing on acquiring controlling stakes in India’s e-commerce and tech start-ups. Under the new rules, regulators at the Ministry of Commerce can be expected to look more closely at such transactions due to the sensitive nature of this industry. Upon taking effect, the restriction put in limbo over 150 proposals from China worth more than $2 billion, however, since then, India has been clearing some Chinese investments in sectors which are not sensitive to national security concerns.

Finally, more than two dozen U.S. states have enacted or are considering legislation that would prohibit, restrict, or regulate foreign investment in real property in such states. WP ACE cannot exclude that some or all of these states may prohibit, restrict, or regulate (including requiring disclosure of) WP ACE transactions, including based on the composition of WP ACE’s Unitholder base. Collectively, these laws also elevate the likelihood that WP ACE, the General Partner, or a Unitholder will be required or requested to disclose to U.S. federal and/or state regulators information about WP ACE, its General Partner, its Unitholders, their structure, and their beneficial ownership and control.

Sanctions and related laws may restrict WP ACE’s activities, delay investments or cause legal, financial and reputational harm.

Economic sanctions laws in the United States and other jurisdictions may prohibit or otherwise restrict Warburg Pincus, its professionals, WP ACE and its portfolio investments from engaging in transactions with companies based in, doing business with, or otherwise relating to certain countries, industry sectors and/or certain individuals and entities. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), U.S. Department of Commerce, and U.S. Department of State, among others, administer and enforce laws, Executive Orders and regulations establishing U.S. economic and trade sanctions and export controls. Such sanctions and regulations prohibit, among other things, transactions with, and the provision of certain services or goods to, certain foreign countries, territories, industry sectors, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties the subject of sanctions programs and export control restrictions. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. Certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC, and may restrict or prohibit dealing in certain debt and equity securities. In addition, export regulations may prohibit or require pre-approval of exports of certain restricted goods or technology to certain persons and certain jurisdictions. Jurisdictions where WP ACE and its portfolio investments operate enforce similar economic sanctions and export controls to the United States, although the specific foreign countries, territories, industry sectors, entities and individuals targeted by such laws may differ from or be in addition to those targeted by the United States. The economic sanctions and related laws of different jurisdictions in which WP ACE and its portfolio investments may operate also may conflict with one another, such that compliance with all applicable laws may be difficult or impossible.

In addition, risks of sanctions violations in the banking industry are elevated, and OFAC has taken significant actions in response to U.S. and non-U.S. companies perceived failures, including in China, to comply with OFAC sanctions. Failure by WP ACE or its portfolio investments to comply with OFAC or other relevant sanctions could have serious legal and reputational consequences. Economic sanctions restrictions may prevent or delay consummation of an investment based on the need for enhanced due diligence or additional measures to mitigate sanctions risks, including regulatory permissions, which may include causing the investment or prospective portfolio investment to terminate business that may violate sanctions that will become applicable to the portfolio investment because of its affiliation with WP ACE.

In addition, certain regulated companies are required to implement the various applicable anti-money laundering or anti-terrorism laws, rules or regulations of the United States or other jurisdictions and other related screening requirements. See also “General and Regulatory Risks—Evolving regulations may increase scrutiny, impose new restrictions and create uncertainty for the private fund industry, adversely affecting WP ACE’s operations and performance.” These anti-money laundering obligations have increased in complexity in recent years and are being introduced in a number of jurisdictions where Warburg Pincus and/or WP ACE’s portfolio investments may do business in certain instances. For example, the United States Treasury is actively engaged in rulemaking processes regarding the regulations implementing certain portions of the U.S. Bank Secrecy Act, to determine the extent to which SEC-registered investment advisers are required to adopt anti-money laundering policies and procedures. The implementation of such policies and procedures to ensure compliance with such laws, rules or regulations can give rise to considerable expenses. Further, such policies and procedures cannot guarantee compliance and any material failure by Warburg Pincus or any of WP ACE’s portfolio investments to comply with OFAC, the USA PATRIOT Act and the U.S. Bank Secrecy Act, as applicable, and other similar anti-money laundering or anti-terrorism restrictions or in connection with any investigation relating thereto could result in significant fines or penalties. Such expenses, fines or penalties could have a material adverse effect on WP ACE and/or its portfolio investments, and violations may give rise to negative legal and reputational consequences. See also “General and Regulatory Risks—WP ACE must comply with anti-money laundering laws and regulations, including verifying investors’ identities and sources of funds, and may reject subscription if required information is not provided. Compliance with evolving regulations may impose additional costs and administrative burdens.”

If after subscribing to WP ACE, a Unitholder is included on a list of prohibited persons maintained by a relevant regulatory or governmental authority (including OFAC or equivalent non-U.S. authorities), the General Partner will have the sole discretion to determine the resolution, remedy and manner of compliance of WP ACE with applicable laws, including without limitation a “freeze” on distributions to the Unitholder and reporting to the relevant authorities. Adverse actions by any such authorities, including temporary or permanent stays or holds on WP ACE’s activities, could materially and adversely affect WP ACE.

Changes in the legal and regulatory environment may increase costs or impose restrictions on investments.

The growth of the private equity industry, and the increasing size and reach of transactions, has prompted additional governmental and public attention to the industry and its practices. Certain industry segments in which WP ACE intends to invest, including various segments of the healthcare, financial services, energy and telecommunications industries, operate in a highly regulated environment and are subject to extensive federal, state and international legal and regulatory restrictions and limitations, as well as supervision, examination, licensing and enforcement by regulatory authorities. There can be no assurance that any such scrutiny, regulation or focus will not have an adverse impact on WP ACE’s activities, including the ability of WP ACE to effectively and timely address new rules and regulations or otherwise execute its investment strategy or achieve its investment objectives. In particular, WP ACE may be required to incur additional costs and expenses in implementing structural changes in the conduct of its business, including to establish greater substance in certain jurisdictions in which it invests or proposes to invest, and WP ACE may also become directly or indirectly subject to additional tax liabilities (for example through restrictions on or denial of the deductibility of interest expenses against taxable profits). The foregoing may make it less attractive or impractical to continue to invest in one or more jurisdictions. New and existing regulations and burdens of regulatory compliance may directly impact the business and results of the operations of, or otherwise have a material adverse effect on, portfolio investments that are subject to regulation. Failure to comply with any of these laws, rules or regulations, some of which are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties, fines, suspension or expulsion, and termination of deposit insurance. Certain segments may be highly dependent upon various government (or private) reimbursement programs. While WP ACE intends to invest in companies that seek to comply with applicable laws and regulations, the laws and regulations relating to certain industries, including in particular the healthcare, financial services, energy and telecommunications industries, are complex, may be ambiguous or may lack clear judicial or regulatory interpretive guidance. An adverse review or determination by any applicable judicial or regulatory authority of any such law or regulation, or an adverse change in applicable regulatory requirements or reimbursement programs, could have a material adverse effect on the operations and/or financial performance of the companies in which WP ACE invests. By way of example, the healthcare and financial services industries have been, and will likely continue to be, significantly impacted by recent legislative changes, and various U.S. federal, state or local or non-U.S. legislative proposals related to such industries are introduced in certain instances, which, if adopted, could have a significant impact on such industries in general and/or on companies in which WP ACE may invest.

In addition, numerous regulatory initiatives have been launched and significant legislation has been enacted as a result of the severe global market volatility and dislocations, financial institution failures and defaults and large financial frauds that occurred during and after the GFC. See “General and Regulatory Risks—Evolving regulations may increase scrutiny, impose new restrictions and create uncertainty for the private fund industry, adversely affecting WP ACE’s operations and performance.” Regulation generally, as well as regulation more specifically addressed to the private equity industry, including tax laws and regulation, whether in the U.S. or outside of it, could further increase the cost of acquiring, holding or divesting portfolio investments and the cost of operating WP ACE, as well as harm the profitability of enterprises and interfere with the ability of WP ACE to engage in certain transactions. In particular, WP ACE may be required to incur additional costs and expenses in implementing structural changes in the conduct of WP ACE’s business, including to establish greater substance in certain jurisdictions in which WP ACE invests or proposes to invest, and WP ACE may also become directly or indirectly subject to additional tax liabilities (for example through restrictions on or denial of the deductibility of interest expenses against taxable profits).

Additional regulation could also increase the risks of third-party litigation. The transactional nature of the business of WP ACE exposes WP ACE, the General Partner and Warburg Pincus generally to this risk of third-party litigation. Such litigation has become more common regarding private equity transactions and particularly with respect to transactions where a private equity sponsor has a sizeable stake. Indeed, litigation has recently even challenged the structure of stockholder governance rights through stockholders’ agreements, which could impact controlling stockholder rights. Warburg Pincus and its related affiliates are and have been subject, historically, to such litigation of various kinds. There can be no assurance that any such litigation, once begun, would be resolved in favor of WP ACE, the General Partner, Warburg Pincus or their respective affiliates. Any such litigation could be prolonged and expensive and settlement or other resolution thereof may result in material costs to WP ACE, Warburg Pincus or their respective affiliates. In addition, it is by no means unusual for participants in reorganizations to use the threat of, as well as actual, litigation as a negotiating technique. In addition, in certain instances past or current members/employees of Warburg Pincus may disagree with Warburg Pincus and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time consuming for Warburg Pincus management. Subject to certain limitations contained in the Partnership Agreement, WP ACE will generally be responsible for indemnifying the General Partner, Warburg Pincus and related parties for costs they may incur with respect to such litigation not covered by insurance.

Compliance with privacy and data security laws and regulations requires substantial time and financial resources, which may increase over time.

Prospective investors should be aware that, in interacting with WP ACE (its affiliates, agents advisers, delegates and/or relevant parties) and certain portfolio investments and/or making an investment in WP ACE, including by: (i) submitting the subscription documents and supporting documentation (including for KYC purposes); (ii) communicating through telephone calls, written correspondence and emails (all of which may be recorded) or accessing any relevant website, data room or portal; or (iii) providing information concerning individuals connected with the investor (such as directors, trustees, employees, representatives, shareholders, investors, clients, beneficial owners, advisers and/or agents), the investor may be providing WP ACE, its affiliates, agents, advisers and/or delegates with personal data (as such, or similar terms are defined in the Data Protection Legislation (as defined below)). The General Partner has prepared privacy notices, which apply depending on the applicable Data Protection Legislation and provide further information regarding the personal data collected and used in relation to the administration of WP ACE and certain portfolio investments, and the purposes for which such personal data is processed to the extent required by applicable Data Protection Legislation. The appropriate privacy notice can be accessed via Warburg Pincus’ datasite and is made available to existing investors via routine investor communications to the extent that they apply, and should be read carefully before sharing any personal data in accordance with the above. If you have any questions or concerns regarding the processing of personal data, please contact PersonalData@warburgpincus.com.

Each of WP ACE, the General Partner, Warburg Pincus and certain portfolio investments, and each of their affiliates, may be subject to laws and regulations related to privacy, data protection, cybersecurity and/or other information security laws and regulations in the jurisdictions in which they do business. Compliance with the applicable Data Protection Legislation may require adhering to stringent legal and operational obligations, which could increase compliance costs and require the dedication of substantial time and financial resources which may increase over time.

Failure to comply with the applicable Data Protection Legislation may lead to fines, sanctions and other penalties, which could materially or adversely affect the results of the operations and overall business, as well as the reputation of WP ACE. For example, failure to comply with the EU GDPR, the EU GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) (as applicable), could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million in respect of the EU GDPR / £17.5 million in respect of the UK GDPR (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims. The Cayman Islands Data Protection Act (as amended) imposes a maximum penalty of CI$250,000 for breaches of the regime. Directors can also be held criminally liable, and subject to punishments of up to 5 years imprisonment or CI$100,000 penalties, where an offence has been committed with their consent or is attributable to their neglect.

The United States operations of WP ACE and certain portfolio investments in particular will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, where such laws focus on privacy as an individual right. For example, the state of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal government bodies and agencies, state attorneys general, legislatures and consumer protection agencies.

Other jurisdictions, including other states in the United States have either passed, proposed, adopted or are considering law and regulations similar to the CCPA, CRPA and GDPR which can impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities, which may include WP ACE, the General Partner, Warburg Pincus and/or certain portfolio investments, and each of their affiliates.

Cyber-attacks and identity theft could result in the loss of data, interruptions in WP ACE’s business and damage to WP ACE’s reputation, and subject WP ACE to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the business and results of operations of WP ACE.

Cyber-attacks and other malicious Internet-based activity continue to increase in frequency and magnitude. Techniques used to sabotage, or to obtain unauthorized access to, systems or networks change frequently and generally are not recognized until launched against a target. Therefore, Warburg Pincus, the General Partner, WP ACE and/or its portfolio investments, as well as their third-party partners (including vendors), may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. Warburg Pincus, the General Partner, WP ACE and/or its portfolio investments’ information and technology systems and the data that they hold or process and each of their respective abilities to operate may be vulnerable to actual or perceived damage or interruption from computer viruses, malware, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. In addition, critical infrastructure, including projects and companies in which Warburg Pincus invests, may attract particular interest from cyber criminals and therefore be the subject of such infiltration and attacks. The use of the internet generally heightens these risks. Such risks may be more prevalent in emerging markets where cybersecurity and compliance infrastructure may be less developed. Cyber-attacks may also take the form of socially engineered frauds, such as “phishing”. There have been reports of alleged Chinese and Russian hacking attempts on American corporate intellectual property and Warburg Pincus (including WP ACE and its portfolio investments) may be at risk of cyber-attacks. Additionally, certain U.S. government agencies have issued warnings that the Russia-Ukraine conflict heightens the risk of destructive malware and other cyber-attacks which could impact Warburg Pincus, its funds (including WP ACE) and portfolio investments. Third-parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Warburg Pincus’ systems to disclose sensitive or personal information in order to gain access to Warburg Pincus’ data or that of WP ACE’s investors or portfolio investments. Warburg Pincus, WP ACE, its portfolio investments and/or their service providers may be subject to ransomware or other attacks that could cause a substantial business disruption or loss of availability of data that could prevent WP ACE and Warburg Pincus from executing its investment strategy or accessing an account or other critical systems, which could lead to financial losses. In addition, the use of AI by malicious actors could heighten the sophistication and effectiveness of cyber-attacks Warburg Pincus, WP ACE, its portfolio investments and/or their service providers’ experience. The practice of making ransomware payments is itself one that presents risks, including risk that payment could unknowingly be made to sanctioned party which could entail significant civil and/or criminal penalties. To the extent there is ongoing consideration of implementing laws that would prohibit the payment of ransom, WP ACE’s portfolio investments and Warburg Pincus could be exposed to meaningful business disruption, costs and other harm that could be significant and could impair the value of an investment. As further evidence of the increasing and potentially significant impact of recent cybersecurity breaches, the U.S. government and several multinational companies, including financial institutions and retailers, reported cybersecurity breaches affecting their computer systems that resulted in the personal information of millions of citizens, customers and employees being compromised.

Threat actors are increasingly deploying tools and techniques (including those powered by AI) specifically designed to circumvent security measures, evade detection, maintain persistence in an environment and obfuscate forensic evidence, which means that the General Partner, Warburg Pincus and/or WP ACE’s portfolio investments may be unable to identify, investigate, contain, or remediate cyberattacks and other security incidents in a timely or effective manner. In addition, continued remote and hybrid working arrangements can increase cybersecurity risks due to the high prevalence of security vulnerabilities and social engineering attacks associated with many non-corporate and home networks and devices, and such networks and devices are prevalent across the General Partner, Warburg Pincus and/or WP ACE’s portfolio investments. An extended period of remote work arrangements could strain WP ACE’s or its portfolio investments’ business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair WP ACE’s or its portfolio investments’ ability to manage its business.

Although Warburg Pincus has implemented various measures to manage risks relating to these types of events, including forming a cybersecurity committee, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, Warburg Pincus, WP ACE and/or a portfolio investment may incur specific time or expense to fix or replace them and to seek to remedy the effects of such issues. The failure of these systems and/or of disaster recovery plans for any reason could cause potential financial losses or significant interruptions in Warburg Pincus’, WP ACE’s, a portfolio investment’s and/or a service provider’s operations and result in corruption, deletion or destruction of data; physical damage and repairs to systems; disruptions of operations; and a failure to maintain the security, confidentiality or privacy of sensitive data, including confidential or proprietary client information and/or personal information relating to investors (and the beneficial owners of investors). Such a failure could harm Warburg Pincus’, WP ACE’s and/or a portfolio investment’s reputation, subject any such entity and its respective affiliates to legal claims, regulatory penalties, or otherwise affect their business and financial performance. Cyber threats and/or incidents could cause financial costs from the theft of WP

ACE assets (including proprietary information and intellectual property) as well as numerous unforeseen costs including, but not limited to: litigation costs, preventative and protective costs and remediation costs. Each of the foregoing risks applies equally to third-party service providers (and therefor indirectly to WP ACE) and portfolio companies with respect to their own implementation of their cybersecurity programs and their risk vis a vis third-party service providers. Moreover, to the extent policies and processes are implemented, as with all policies and processes, there are expected to be gaps and instances of non-compliance, and ongoing opportunities for improvement to the current cyber posture of each of these entities. This is especially the case given the pace with which threats and vulnerabilities evolve on the cyber landscape on an ongoing basis. The particular cybersecurity risks may vary by portfolio company depending on the maturity of the business, including the particular business’ policies, procedures, and controls. Portfolio companies may also have material weaknesses or vulnerabilities in their cybersecurity policies, procedures, or controls of which Warburg Pincus is unaware because Warburg Pincus often has limited visibility into the daily operation of such companies.

In addition, Warburg Pincus’, WP ACE’s and/or a portfolio investment’s insurance coverage may be insufficient to compensate any such entity and its respective affiliates or counterparties for incurred liabilities. The cyber insurance market has been continually tightening over recent years with increasing premiums and coverage limitations due in large part to the escalating cyber threat landscape and significant claims involving ransomware and other cyber-extortion payments. The General Partner, Warburg Pincus, WP ACE, and WP.

ACE’s portfolio companies may not have insurance coverage that applies in all cyber-related situations and/or policies may be insufficient to cover all costs and liability incurred in the event of a significant attack or incident. Even where cyber insurance is available, oftentimes the choice of vendor under insurance policies is limited and the General Partner or a portfolio company may forego insurance coverage and incur incremental costs (which in the aggregate may be substantial) in order to retain the advisers who are the best situated to respond effectively, and WP ACE may bear some or all of such incremental costs.

Warburg Pincus and its funds’ (including WP ACE), investors’ and portfolio investments’ information and technology systems may be vulnerable to actual or perceived damage or interruption from computer viruses; infiltration by unauthorized persons and security breaches; and other disruptive behavior including denial-of-service attacks. Such activities may also create liabilities in respect of Warburg Pincus and/or its portfolio investments to third-parties. Furthermore, Warburg Pincus and its portfolio investments may be vulnerable to actual or perceived usage errors by their respective professionals, network failures, computer and telecommunication failures, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes.

The use of internet- or cloud-based programs, technologies and data storage applications generally heightens these risks, and the risks of attack are expected to be heightened in remote work environments. Any of such circumstances could subject a portfolio investment, or WP ACE, to substantial losses, including losses relating to: misappropriation of assets, intellectual property or confidential information; corruption, deletion or destruction of data; physical damage and repairs to systems; reputational harm; financial losses from remedial actions; and/or disruption of operations. Third-parties, including activist, criminal, nation-state or terrorist actors, may also attempt fraudulently to induce portfolio investments or their personnel to disclose sensitive information (including passwords) in order to gain access to data, accounts, funds or other assets, or otherwise to inflict harm. In addition, in the event that such a cyber-attack or other unauthorized access is directed at Warburg Pincus or one of its service providers holding its financial or investor data, Warburg Pincus, its affiliates or WP ACE may also be at risk of loss, despite efforts to prevent and mitigate such risks under Warburg Pincus’ policies and practices.

WP ACE faces risks relating to AI Technologies, which may be flawed or require WP ACE and/or its portfolio investments to spend significant amounts of time and/or money on development, testing and/or implementation. To the extent such costs are appropriate partnership expenses they will be borne by WP ACE.

Recent technological advances in AI and machine learning technologies (collectively, “AI Technologies”), as well as the rapid growth and widespread use thereof, have the potential to pose risks to Warburg Pincus, WP ACE and its portfolio companies. AI Technologies have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which WP ACE invests. The General Partner may incorporate the use of AI Technologies into its business, operations and offerings, and anticipates that usage and adoption of AI Technologies in the marketplace will continue to grow. As with many disruptive innovations, AI Technologies present risks and challenges that could affect their accuracy and adoption and therefore WP ACE’s businesses. While the General Partner intends to use AI Technologies to make processes more efficient, AI Technologies models may not achieve sufficient levels of accuracy. AI Technologies algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI Technologies applications produce, subjecting WP ACE, the portfolio investments, the General Partner and/or Warburg Pincus, and each of their affiliates to competitive harm, legal liability, and brand or reputational harm. Further, the use of AI Technologies could include or result in the input of confidential information (including material nonpublic information and personal information) in contravention of non-disclosure agreements or related policies and procedures, and in any case, could result in such confidential information becoming part of a dataset that is accessible by AI Technologies applications and users. Many jurisdictions have passed or are considering laws and regulations concerning AI Technologies, which could adversely affect Warburg Pincus, WP ACE, the portfolio companies and their operations. In addition, some AI Technologies scenarios present ethical issues. If the General Partner uses, enables or offers AI Technologies solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, the General Partner may experience brand or reputational harm. Additional risks relating to technological developments include that the technology can also be misused, or used for inappropriate use cases, by malicious third-parties (such as cyber criminals), Warburg Pincus personnel, senior advisors or others, including portfolio investments and their employees, and vendors to Warburg Pincus or WP ACE. The General Partner will not be able to control the use of AI Technologies in third-party products or services, including those provided by Warburg Pincus’ and its affiliates’ service providers, and the use of AI Technologies could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of output generated by AI Technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks. Additional, unanticipated risks may emerge as use cases for AI Technologies tools are developed further and as the technology underlying such tools continues to evolve. Any of these technological innovations could damage WP ACE’s investments, or contemplated investments, significantly disrupt the market in which it operates or its portfolio investments and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Additionally, Warburg Pincus could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

In order to successfully implement AI Technologies-related tools for itself (if any) and/or for its portfolio investments, WP ACE and/or its portfolio investments may need to spend significant amounts of time and/or money on development, testing and/or implementation, and it is expected that to the extent such costs are appropriate partnership expenses they will be borne by WP ACE even if the same or similar costs that were incurred historically that could have been borne by WP ACE were not. Such amounts may be substantial.

The EU Credit Servicers Directive may result in WP ACE incurring additional costs and expenses and/or committing additional resources.

The EU Directive on credit servicers and credit purchasers (“Credit Servicers Directive”, also referred to as the “Non-Performing Loans Directive”) must be adopted and implemented by EU Member States from December 30, 2023. The Credit Servicers Directive imposes obligations in relation to the sale, purchase, and/or servicing of non-performing credit agreements, such as loans, issued by EU credit institutions. To the extent that WP ACE purchases a non-performing credit agreement within the scope of the Credit Servicers Directive, WP ACE and the Manager will be subject to regulatory reporting, disclosure, and notification requirements and, where applicable, will be required to appoint a representative in the EU to perform these obligations. The Credit Servicers Directive may also require WP ACE and the Manager to appoint a licensed firm to service the credit agreement(s). The requirements imposed by the Credit Servicers Directive may result in WP ACE incurring additional costs and expenses and/or committing additional resources.

Potential Conflicts of Interest

Unitholders should be aware that there will be occasions when the General Partner and/or Warburg Pincus and their respective affiliates or portfolio investments will encounter actual or potential conflicts of interest in connection with the activities of WP ACE or its actual or prospective portfolio investments. Certain members of the Board of Directors are also executives of Warburg Pincus and/or one or more of its affiliates. There can be no assurance that Warburg Pincus will identify all conflicts of interest or resolve them in a manner that is favorable to WP ACE.

The following discussion enumerates certain potential conflicts of interest that should be carefully evaluated before making an investment in WP ACE. Any references to the General Partner, Warburg Pincus and/or their respective affiliates in this section will be deemed to include, among others, their respective affiliates, partners, members, shareholders, Managing Directors, officers, directors, managers and employees, unless the context otherwise requires.

WP ACE’s key personnel may also manage investment vehicles with overlapping investment objectives, creating potential conflicts of interest which may not always be resolved in favor of WP ACE or the Unitholders.

Warburg Pincus and its affiliates currently engage in, and are expected to engage in the future in, a wide range of investment and business activities and market, organize, sponsor and/or act as general partner or manager or as the primary source for transactions for other investment vehicles, entities or accounts, including, without limitation, Other Warburg Pincus Funds and other Access Funds (in addition to WP ACE), co-invest vehicles, managed accounts and similar arrangements and continuation funds, and certain of such vehicles, entities or accounts have investment objectives that overlap in whole or in part with those of WP ACE and are actively investing. Such activities will likely raise conflicts of interest for which the resolution may not be currently determinable.

Subject to any applicable limitations in the Partnership Agreement, nothing in the Partnership Agreement shall be interpreted to limit the ability of Warburg Pincus (or any partner, member, stockholder, managing director, officer, director or employee thereof) to market, organize, act as general partner or manager or in a similar capacity, or act as the primary source of transactions for, or otherwise to invest in or be involved with any limited partnership, limited liability company or other pooled investment vehicle or arrangement or to engage in or possess any interest in any other asset management vehicles or business or other business ventures of any kind, nature or description, independently or with others. Warburg Pincus anticipates establishing one or more managed accounts or similar arrangements that would invest alongside WP ACE.

In addition to WP ACE, Warburg Pincus anticipates establishing one or more other investment funds, vehicles or accounts that are advised, managed or sponsored by Warburg Pincus and which: are (i) structured as investment companies, business development companies or collective investment vehicles that are registered or otherwise regulated (or expected to be registered or otherwise regulated) under the 1940 Act, (ii) listed or unlisted vehicles which are, or issue interests which are, registered (or expected to be registered) under the 1933 Act of 1933 and/or the Exchange Act, in each case, as amended, and the rules and regulations promulgated thereunder, as applicable and/or (iii) comparable non-U.S. structures registered, authorized or otherwise regulated (or expected to be registered, authorized or otherwise regulated) under the laws of such non-U.S. jurisdictions (each, an “Access Fund”).

It is expected that WP ACE will seek to invest a material portion (and potentially substantially all, other than cash reserves) of its assets in investments in which Other Warburg Pincus Funds participate, and, while WP ACE is permitted to also independently source investments on its own, opportunistic private equity investments alongside Warburg Pincus private equity funds are expected to be a material part of its investment program. The overlapping objectives of WP ACE and Other Warburg Pincus Funds could also give rise to conflicts of interest relating to the allocation of investment opportunities between an Other Warburg Pincus Fund on the one hand, and WP ACE, on the other hand, which Warburg Pincus will seek to resolve in a fair and equitable manner although there is no assurance that Warburg Pincus will be able to do so.

The General Partner, Warburg Pincus and/or their respective affiliates will likely invest in Other Warburg Pincus Funds and will charge carried interest and management and other fees to such Other Warburg Pincus Funds, which may be at different rates than for WP ACE.

In connection with the allocation of investment opportunities, there is a risk of conflicting fiduciary duties to other entities, which may not be resolved in the favor of WP ACE.

Warburg Pincus invests its own capital and third-party capital in various geographies and industries, including through a number of existing Other Warburg Pincus Funds that have an investment strategy or objective that is adjacent to or significantly overlaps with those of WP ACE. Some of the investment objectives of such Other Warburg Pincus Funds are, or in the future are expected to be, a subset of, overlap significantly with, or be more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of WP ACE, and allocations of relevant investment opportunities generally will be made to such Other Warburg Pincus Funds on a priority basis. WP ACE may be limited in the amount of any particular investment it is allocated due to contractual or other arrangements with Other Warburg Pincus Funds (or may not receive an allocation in certain cases).

The allocation of investment opportunities among WP ACE and Other Warburg Pincus Funds presents inherent conflicts of interest. WP ACE does not have the exclusive or unconditional right to any investment opportunity. Accordingly, Warburg Pincus is under no obligation to offer investment opportunities to WP ACE and may choose to allocate all or part of any opportunity to any Other Warburg Pincus Fund or any business in which Warburg Pincus has invested, in consideration of its allocation guidelines. There is the potential that WP ACE’s share of investment opportunities will be materially affected by competition from such Other Warburg Pincus Funds, and investors should note that conflicts inherent in making allocation decisions will not always be resolved to the advantage of WP ACE. The application of allocation guidelines and factors may result in WP ACE not participating, or not participating to the same or greater extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. Warburg Pincus could also determine not to pursue opportunities, or, alternatively, could later determine an opportunity is appropriate for WP ACE after initially reviewing such opportunity for or on behalf of an Other Warburg Pincus Fund. Any Other Warburg Pincus Funds with investment objectives that overlap (to varying degrees) with only a portion of the investment strategy(ies) pursued by WP ACE could also be allocated certain investment opportunities (in whole or in part) in lieu of WP ACE on a case-by-case basis. For example, Warburg Pincus could determine to allocate an investment opportunity to WP ACE and/or an Other Warburg Pincus Fund, with the understanding or arrangement that WP ACE will not participate in one or more subsequent investment opportunities in the same portfolio investment, thereby, resulting in WP ACE’s interests in any such investment being subject to dilution to the extent additional investment opportunities are made available to such Other Warburg Pincus Funds. Any such Other Warburg Pincus Funds could grow significantly in size over time, and such vehicles could be allocated a substantial portion of any such investment opportunities. In addition, WP ACE may be allocated investment opportunities that are not pursued by Other Warburg Pincus Funds due to their size, strategy or other factors which, in Warburg Pincus’ discretion, make the opportunities unsuitable for such Other Warburg Pincus Fund. Warburg Pincus maintains broad discretion to determine which investment opportunities are offered to WP ACE and to allocate portfolio company securities among WP ACE and Other Warburg Pincus Funds, creating inherent conflicts of interest, including the risk that WP ACE will be offered less desirable, less liquid, or higher-risk investments, or that attractive opportunities will be allocated, in whole or in part, to Other Warburg Pincus Funds. To reflect the participation between or among different Warburg Pincus funds, Warburg Pincus has adopted an allocation policy that is designed to result in a fair and equitable allocation of investments over time. Although investments by WP ACE alongside any applicable Other Warburg Pincus Fund are generally expected to take place on a fixed basis, such amounts may vary for any number of reasons.

In that regard, without limiting the foregoing, Warburg Pincus will in certain instances be presented with investment opportunities that potentially fall within the investment objective of WP ACE and Other Warburg Pincus Funds. In such circumstances, Warburg Pincus will allocate such investment opportunities to or between WP ACE and such Other Warburg Pincus Funds as it determines, in good faith, is appropriate taking into consideration such factors as the allocation guidelines applicable to WP ACE, such Other Warburg Pincus Funds, the capital available to WP ACE and such Other Warburg Pincus Funds, the size of the transaction, portfolio diversification, investment guidelines, risk allocation, contractual prohibitions, the potential amount of follow-on investing that may be required for such investment and the other portfolio investments of WP ACE and such Other Warburg Pincus Funds and the relation of such opportunity to the investment strategy of the vehicles as well as portfolio balance. Allocations will also be subject to legal, tax, regulatory, accounting and other similar considerations deemed relevant by Warburg Pincus, including, without limitation, primary and permitted investment strategies, guidelines, liquidity positions and requirements, mandates, focus and objectives of WP ACE and Other Warburg Pincus Funds, including, without limitation, with respect to Other Warburg Pincus Funds that expect to invest in or alongside other funds or across asset classes based on expected return, sourcing of the investment (including by a particular Warburg Pincus business unit), the sector and geography/location of the investment, for example, where WP ACE or an Other Warburg Pincus Fund may be subject to foreign ownership restrictions, the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, expected investment return, risk/return profile of the investment relative to WP ACE’s and the Other Warburg Pincus Funds’ current risk profiles, the management of any actual or potential conflict of interest, expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), capital expenditure required as part of the investment, relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to an existing investment, or same security as the existing investment) repurchase or withdrawal requests from investors, fund or vehicle and anticipated future contributions into an account, ability to employ leverage, hedging, derivatives or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements in terms of any existing leverage facilities, and the credit and default profile of an investment or borrower. WP ACE is permitted to invest alongside one or more such Other Warburg Pincus Funds, subject, in each case, to the applicable requirements of the Partnership Agreement and the governing agreements of the Other Warburg Pincus Funds, which may specifically impose limitations on the percentage of an investment opportunity of which WP ACE may be allocated. Warburg Pincus will have sole discretion over whether opportunities fall within the objectives of WP ACE and/or such Other Warburg Pincus Funds.

With respect to the Warburg Pincus Global Funds specifically, WP ACE is expected to participate alongside the Global Funds in all or substantially all portfolio investments for which it has available capital. Amounts allocated to WP ACE are subject to change, and are expected to increase over time as and if WP ACE’s available capital increases, subject to certain conditions imposed by Warburg Pincus. Investments by WP ACE alongside the Global Funds will not necessarily follow a predetermined allocation and may vary on an investment-by-investment basis subject to the terms of, and as further detailed in, the Partnership Agreement. In connection with the foregoing, WP ACE could acquire a portion of a portfolio investment with the intention of syndicating such portion to the Global Funds in accordance with the applicable governing agreement of the Global Funds or vice versa. Conflicts of interest could also arise due to the differences between the investment strategy, term or potential holding period and other factors related to overall portfolio construct of the Global Funds and WP ACE. Specifically, WP ACE is expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Global Funds, and there can be no assurance that WP ACE will dispose of any such investments at the same time or on the same terms as the Global Funds.

In certain situations, Warburg Pincus has in the past deferred, and in the future expects to defer, making a final determination relating to the precise allocations of an investment at signing, in recognition that facts may change between the time of signing and closing, as is especially the case where there is expected to be a long sign to close period. Allocations are made at the time of signing in Warburg Pincus’ good faith judgment in light of the facts. To the extent WP ACE’s investment objective overlaps, in whole or in part, with any of Other Warburg Pincus Funds, WP ACE may purchase from or sell to such Other Warburg Pincus Fund its allocable portion of a portfolio investment, in accordance with applicable law, as necessary for rebalancing purposes.

In addition, even where Warburg Pincus determines that a particular investment opportunity (including a follow-on investment opportunity) falls within the general parameters of investment opportunities allocated to WP ACE, Warburg Pincus is permitted to forego such investment opportunity on behalf of WP ACE for a variety of reasons. Even if Warburg Pincus determines to forego such an investment opportunity on behalf of WP ACE, one or more Other Warburg Pincus Funds are still permitted to pursue such investment opportunity, including the portion that would otherwise have been allocated to WP ACE has WP ACE also invested. When Warburg Pincus determines not to pursue some or all of an investment opportunity for WP ACE that would otherwise be within WP ACE’s objectives and strategies, and such opportunity is offered or provided to Other Warburg Pincus Funds, Warburg Pincus can be expected to receive compensation from the Other Warburg Pincus Funds, whether or not in respect of a particular investment, including an allocation of carried interest, and any such compensation could be greater than amounts paid by WP ACE to Warburg Pincus in respect of such investment. As a result, Warburg Pincus could be incentivized to allocate investment opportunities away from WP ACE or to source investment opportunities for Other Warburg Pincus Funds, which could result in fewer opportunities (or reduced allocations) being made available to WP ACE.

Warburg Pincus makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate and such determinations require it to make subjective judgments regarding application of the guidelines and arrangements described herein. Information unavailable to Warburg Pincus, or circumstances not foreseen by Warburg Pincus at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that Warburg Pincus determines to be consistent with the return objectives of an Other Warburg Pincus Fund rather than WP ACE could exceed Warburg Pincus’s expectations and underwriting and generate an actual return that would have been appropriate for WP ACE. Conversely, an investment that Warburg Pincus expects to be consistent with WP ACE’s return objectives will, in certain circumstances, fail to achieve or exceed them. There can be no assurance that the subjective judgments made by Warburg Pincus will prove correct in hindsight.

In addition, Warburg Pincus could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to WP ACE based on information available to Warburg Pincus at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Warburg Pincus Funds (and vice versa) based on subsequent information received by Warburg Pincus in respect of such investment opportunity. In such circumstance, Warburg Pincus could determine to reallocate all or any portion of any such investment opportunity from WP ACE to such Other Warburg Pincus Funds (or vice versa) (such fund from which an investment opportunity is being reallocated, a “Reallocating Fund”), including in circumstances where such Reallocating Fund has entered into an exclusivity arrangement or other binding agreement with one or more third-parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating Fund agrees to pursue the investment, Warburg Pincus will determine, in its sole discretion, whether and to what extent the non-Reallocating Fund will reimburse the Reallocating Fund for any deferred acquisition costs (including non-refundable or refundable deposits, breakage fees, due diligence costs and other fees and expenses) incurred by the Reallocating Fund relating to such Reallocated Investment, and any such reimbursement would be made without the consent of the Board of Directors, the Unitholders, or otherwise, as applicable.

WP ACE will be highly dependent upon the expertise and abilities of Warburg Pincus and its personnel, who have investment discretion over WP ACE’s assets, subject to certain oversight rights held by the Board of Directors, and deploy capital within the various Other Warburg Pincus Funds alongside which WP ACE invests. The level of risk associated with WP ACE’s investments varies depending in part on the particular investment strategies utilized by Warburg Pincus with respect to the applicable Other Warburg Pincus Funds alongside which WP ACE invests. Since in many instances the structure and terms of a portfolio investment will be primarily negotiated by the investment team of the Other Warburg Pincus Funds alongside which WP ACE will also invest, the terms and structure of such portfolio investment may not necessarily take fully into account the interests of WP ACE or its Unitholders (including as it relates to any tax structuring by the applicable Other Warburg Pincus Funds). Each of the risks and conflicts set forth herein may or may not relate to any particular Other Warburg Pincus Fund. Potential investors in WP ACE should carefully consider the risks associated with WP ACE’s investment strategy and those of the Other Warburg Pincus Funds prior to investing.

To the extent WP ACE jointly holds securities with any Other Warburg Pincus Fund that has a different expected duration or different liquidity terms, conflicts of interest will arise between WP ACE and such Other Warburg Pincus Fund with respect to the timing and manner of disposition of opportunities. In order to mitigate any such conflicts of interest, WP ACE may recuse itself from participating in any decisions relating or with respect to the investment by WP ACE or the Other Warburg Pincus Fund. If the Other Warburg Pincus Fund maintains voting rights with respect to the securities it holds, or if WP ACE does not recuse itself, Warburg Pincus may be required to take action where it will have conflicting loyalties between its duties to WP ACE and such Other Warburg Pincus Funds, which may adversely impact WP ACE. Even if WP ACE and such Other Warburg Pincus Funds invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for WP ACE and/or such Other Warburg Pincus Fund may not be the same. Additionally, WP ACE and/or such Other Warburg Pincus Funds will generally have different expiration dates and/or investment objectives (including return profiles) and Warburg Pincus, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on investments related to earlier investments made by WP ACE and Other Warburg Pincus Funds). Such Other Warburg Pincus Funds may also have certain governance rights for legal, regulatory or other reasons that WP ACE will not have. In the event that, upon disposition of such shared investment, Unitholders receive distributions in cash and limited partners of such Other Warburg Pincus Funds receive distributions in kind, the returns of the Unitholders on such shared investment may be less than those investors of such Other Warburg Pincus Funds who received distributions in kind and liquidated the corresponding securities at a different time. In addition, investments by WP ACE alongside Other Warburg Pincus Funds in public securities may also result in conflicts of interest that do not apply to other joint investments. Following an IPO or subsequent public offering of a portfolio entity in which WP ACE and an Other Warburg Pincus Fund hold an investment or otherwise if at any time WP ACE and an Other Warburg Pincus Fund both hold public securities in the same portfolio company, WP ACE and such Other Warburg Pincus Fund may, subject to any restrictions set forth in the Partnership Agreement and/or governing agreement of such Other Warburg Pincus Fund, exit such public securities at different times and on different terms through sales on the public markets. Warburg Pincus may reach different conclusions for WP ACE and such Other Warburg Pincus Funds on the decision of whether, when and at what price to sell such securities based on the different expiration dates and/or investment objectives of WP ACE and such Other Warburg Pincus Funds or for other reasons, and this may result in Other Warburg Pincus Funds exiting earlier or at a higher price than WP ACE (or vice versa). Alternatively, WP ACE and any Other Warburg Pincus Funds may dispose of investments together and the timing of such disposition may in part be driven by an Other Warburg Pincus Fund’s term or return profile that may be different from WP ACE’s, particularly in light of WP ACE’s perpetual nature. It is also possible that WP ACE and one or more Other Warburg Pincus Funds will buy certain investments or assets at or about the same time that one or more additional Other Warburg Pincus Funds are selling the same or related investments or assets. Such circumstances can be expected to arise for a number of reasons and may depend on various factors including the respective amounts of available capital, expiration dates, investment objectives and/or return profiles of WP ACE and/or Other Warburg Pincus Funds. Warburg Pincus will not be required to provide notice or disclosure of the terms or occurrence of any such transactions to the Unitholders or obtain any consent or approval from the Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will be resolved in favor of WP ACE.

Potential investors should note that the terms of the existing and future Other Warburg Pincus Funds alongside which WP ACE may invest (including with respect to the economic terms such as management fees and performance-based compensation and the calculations, timing and amount thereof, investment limitations, co-investment arrangements, geographic and/or sector focus/limitations, veto rights with respect to investments, liquidity rights, diversification parameters and any governance rights, reporting rights or information rights afforded to limited partners of such Other Warburg Pincus Funds and other matters) may materially differ, and may in some instances be materially more favorable to the investors in such Other Warburg Pincus Funds. For example, one or more Other Warburg Pincus Funds may have investment objectives that are more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of WP ACE. Such different terms will create potential conflicts of interests for Warburg Pincus or its affiliates, including with respect to the allocation of investment opportunities and may otherwise impact the calculation and presentation of investment returns. In particular, the existence of different rates of performance-based compensation may create a potential conflict of interest for Warburg Pincus or its affiliates in connection with the allocation of investment opportunities.

Warburg Pincus will also in certain instances be presented with investment opportunities in prospective portfolio investments where it is unclear at initial and preliminary diligence stages of the investment as to whether the investment opportunity falls within the investment objective of WP ACE and one or more Other Warburg Pincus Funds. Such designation will continue to be evaluated throughout the diligence process and will be reconsidered if the investment opportunity changes. In such circumstances, there is no assurance that any of these potential or actual conflicts will be resolved in favor of WP ACE. To the extent Warburg Pincus changes the applicable investment allocations as between WP ACE and such Other Warburg Pincus Funds between such signing and/or funding of the deposit and the closing of such investment opportunity as it determines appropriate based on factors it deems relevant in its sole discretion, WP ACE’s and such Other Warburg Pincus Funds’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments.

In addition to managing Other Warburg Pincus Funds, Warburg Pincus has previously sponsored and managed SPACs, and reserves the right to sponsor and/or manage additional SPACs that could compete with certain Warburg Pincus-managed investment funds (including WP ACE) or their portfolio investments for investment opportunities. Notwithstanding the foregoing, Warburg Pincus does not expect that this will raise material allocation issues between WP ACE and any Warburg Pincus-sponsored SPAC and expects that certain conflicts will naturally be mitigated by the different nature of acquisition targets for the Warburg Pincus-managed investment funds (including WP ACE) and the types of acquisitions expected to be attractive for any Warburg Pincus-sponsored SPAC. If Warburg Pincus determines to pursue any specific business opportunity, Warburg Pincus will determine which entities will be allocated any such business opportunity in accordance with its then-current policies, procedures and applicable governing agreements, taking into consideration any then-current fiduciary, contractual or other obligations to present such business opportunity to such entities and also taking into account a number of factors, including the investment mandates of such entities, although it is generally expected that in the case of business opportunities that are appropriate for both Warburg Pincus-managed investment funds (including WP ACE) and Warburg Pincus-sponsored SPACs, such opportunities shall first be offered to the Warburg Pincus-managed investment funds (including WP ACE). See also “Potential Conflicts of Interest—Warburg Pincus personnel will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to WP ACE’s affairs.”

Investors in WP ACE who independently are also investors in Other Warburg Pincus Funds may be subject to more concentration risk given the potential exposure to the same underlying deals through multiple avenues.

Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, and such conflicts of interest will not necessarily be resolved in favor of WP ACE.

The General Partner currently expects that WP ACE’s initial portfolio will be comprised of the acquisition of certain Secondary Investments in Other Warburg Pincus Funds from affiliates of the General Partner. Additionally, Warburg Pincus expects to use its proprietary balance sheet and/or third-party warehouse facilities to acquire certain portfolio company interests (each such interest, a “Warehoused Asset”), comprising the Seed Portfolio, and plans to contribute in-kind or sell such Warehoused Assets to WP ACE, in exchange for cash and/or Units in WP ACE and/or shares, units or interests (as applicable) of any aggregating vehicle through which WP ACE participates. See “Item 1. Business—Seed Portfolio.”

Circumstances may arise where WP ACE is not in a position to make an investment (including due to WP ACE not having sufficient amounts available to make such investment or because of timing constraints with respect to a relevant investment opportunity), in which case an Other Warburg Pincus Fund or a third-party warehouse facility may (but shall not be obliged to) temporarily make such commitment or investment, or Warburg Pincus may temporarily add the Investment to its proprietary balance sheet, as a warehoused investment for the benefit of WP ACE (i.e., with a view to subsequently syndicating such commitment or investment to WP ACE). Similarly, an Other Warburg Pincus Fund or third-party warehouse facility may acquire an investment and subsequently syndicate, or sell some or all of it, to WP ACE notwithstanding the availability of capital from the Unitholders and other investors thereof or applicable credit facilities which can be used by WP ACE (which may include circumstances where such amounts as are available to WP ACE have been earmarked or reserved for other uses or contingent liabilities). WP ACE may also acquire investments as principal and subsequently sell some or all of such investment to one or more Other Warburg Pincus Funds (including for warehousing purposes).

WP ACE may not be able to raise sufficient funds to purchase all of the Warehoused Assets, and it is possible that there are a larger number of exits from the Seed Portfolio than anticipated, which could impact the ability to generate returns. Additionally, WP ACE will bear its proportionate fees, costs and expenses in connection with developing, negotiating, structuring and holding any Warehoused Asset that is acquired by WP ACE, including where such costs have been capitalized. In this case, WP ACE may determine to purchase some but not all of the Warehoused Assets, or borrow to obtain funds necessary to purchase the Warehoused Assets. As a result, WP ACE may pay more or less than the current market value of such assets in connection with acquiring Warehoused Assets as compared to purchasing the assets directly. There is no guarantee that the assets WP ACE purchases from Warburg Pincus will ultimately be the best-performing assets of those available.

Any such acquisitions (other than the Warehoused Assets) will be subject to procedures put in place aiming to mitigate conflicts of interest and other related concerns, which are expected to include, among other things, approval by the Independent Directors of the price, terms and conditions of the acquisition, and may be made (i) at fair value or at fair value plus an interest rate or carrying cost charged from the time of acquisition to the time of acquisition (including, as applicable, any related syndication/transfer/holdings fees, costs and expenses and any associated taxes) or (ii) at cost, or at cost plus an interest rate or carrying cost charged from the time of acquisition to the time of acquisition (including, as applicable, any related syndication/transfer/holdings fees, costs and expenses and any associated taxes), notwithstanding that the fair market value of any such investments may have declined below or increased above cost from the date of acquisition to the time of such acquisition. It may be possible that WP ACE acquires assets from a member of Warburg Pincus or its affiliates at above fair market value, and/or separately sells assets to a member of Warburg Pincus or its affiliates at below fair market value. The Independent Directors will approve the price, terms and conditions of such acquisition and may approve or waive any conflicts arising in connection therewith on behalf of the Unitholders. Also, Warburg Pincus may charge fees on these acquisitions to either or both of the parties to them (without deduction of, or offset against, the Management Fee) and WP ACE may have to accept limited representations and warranties as to the interests being acquired from a relevant member of Warburg Pincus. Warburg Pincus will be permitted to retain any portion of an investment initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, Warburg Pincus may require WP ACE to enter into conditional purchase agreements, whereby WP ACE agrees to acquire future warehoused investments: (i) prior to their original acquisition; and/or (ii) prior to WP ACE having the requisite available capital to acquire such assets, in each case with such sale being conditional upon WP ACE having sufficient available capital in order to acquire the relevant warehoused assets.

Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of investments to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, Warburg Pincus will have a conflict of interest when it or an Other Warburg Pincus Fund receives fees for warehousing and/or transferring for cash to WP ACE all or a portion of an Investment. Warburg Pincus may also have conflicts of interest when determining the timing and order of WP ACE’s acquisition of warehoused investments from Other Warburg Pincus Funds which Warburg Pincus manages and/or operates, for example, conflicts of interest relating to the previous and/or expected performance of such a warehoused investment.

These conflicts related to syndication of investments and warehousing will not necessarily be resolved in favor of WP ACE, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these or other associated conflicts. By subscribing for Units, Unitholders will be deemed to have consented to the syndication of investments and warehousing to the extent the terms of such transactions are approved by the Independent Directors.

Warburg Pincus may pursue transactions that conflict with the interests of WP ACE.

Warburg Pincus reserves the right to pursue acquisitions, growth ventures and other initiatives and transactions that are strategically important or otherwise will benefit Warburg Pincus as a firm and/or its partners. While these transactions are not anticipated to be of the type pursued by WP ACE, a conflict of interest could arise related to allocation determinations and/or the devotion of time, attention and resources from Warburg Pincus personnel in connection with such transactions or other initiatives. Additionally, such acquisitions or other initiatives may be directly competitive with existing or prospective portfolio investments of WP ACE or Other Warburg Pincus Funds, or may be appropriate as add-on opportunities for such portfolio investments, which may present conflicts of interest.

Transactions with third-party co-investors may generate conflicts of interests and increase costs and expenses.

WP ACE may co-invest in portfolio investments with other institutional investors including Other Warburg Pincus Funds and, on occasion, private equity or real estate funds of other sponsors or Unitholders. Such investments will involve risks not present in investments in which such co-investors are not involved, including the possibility that a co-investor of WP ACE may at any time have economic or business interests or goals which are inconsistent with those of WP ACE or may be in a position to take action contrary to the investment objectives of WP ACE or may not have capital available for follow-on investments.

Third-Party Pooled Investment Vehicles in which WP ACE invests and their affiliates generally will engage in a wide range of activities and will have other interests and relationships that may create a variety of conflicts of interest. Different Third-Party Pooled Investment Vehicles may also engage in conflicting activities with respect to the same companies or issuers, including buying or selling at opposite times or at different prices and terms since their activities are not coordinated. This may lead to additional costs and expenses and indirectly losses, which would be borne by WP ACE to the extent of its ownership interest in such Third-Party Pooled Investment Vehicles.

Transactions with Other Warburg Pincus Funds are subject to heightened risks related to conflicts of interest.

Subject to the provisions of the Partnership Agreement and/or the governing agreements of the applicable Other Warburg Pincus Funds, Warburg Pincus reserves the right to determine both that WP ACE should invest in an existing portfolio investment of an Other Warburg Pincus Fund, or such Other Warburg Pincus Fund should (i) acquire all or a portion of the interests in one or more portfolio investments from WP ACE (including situations where a new fund is organized by Warburg Pincus solely for this purpose and/or as a means of the earlier fund disposing of all or a subset of its investments), (ii) make a primary investment in a WP ACE portfolio investment or (iii) merge an existing portfolio investment of WP ACE with a portfolio investment held by an Other Warburg Pincus Fund. Such transactions lead to a potential conflict of interest because Warburg Pincus controls WP ACE, the Other Warburg Pincus Fund(s) and/or portfolio investments on each side of such transactions, and by not exposing such transactions to full (or in some cases any) market forces, WP ACE may not receive the best price otherwise possible. Moreover, Warburg Pincus may have an incentive to cause such other purchasing, selling or merging Other Warburg Pincus Fund to disproportionately benefit from such transaction, notwithstanding a detrimental effect on WP ACE. Depending on the transaction structure, such transaction may disproportionately benefit the purchasing, selling, or merging Other Warburg Pincus Fund (or Warburg Pincus as a result of its interests in such Other Warburg Pincus Fund), and WP ACE may incur expenses and/or may forego gains that would have been obtained had it not participated in such transaction. Warburg Pincus will in certain instances crystallize carried interest or receive additional fees based upon such transaction. Additionally, in connection with such transactions, Warburg Pincus, its affiliates, and/or their personnel, are permitted to (a) have significant investments, or intentions to invest, in the Other Warburg Pincus Fund(s) and/or portfolio investment that is a party to the transaction; or (b) otherwise have a direct or indirect interest in the investment.

As investment advisor to WP ACE and the Other Warburg Pincus Funds, Warburg Pincus owes a duty to the Other Warburg Pincus Funds and to WP ACE. At times, subject to the provisions of the Partnership Agreement, due to the availability of investment opportunities to WP ACE and certain Other Warburg Pincus Funds, WP ACE may invest in a controlling or other more junior equity interest while such Other Warburg Pincus Funds are acquiring preferred equity or debt. This would potentially result in such Other Warburg Pincus Funds being senior or junior to WP ACE in the capital structure of such portfolio investment, which could cause Warburg Pincus to face a conflict of interest in respect of decisions made with regard to such Other Warburg Pincus Funds and WP ACE (e.g., with respect to negotiating or modifying the terms of such debt or preferred equity interest, the enforcement of covenants or exercise of protections, the terms of recapitalizations, and the resolution of workouts or bankruptcies). Other Warburg Pincus Funds that are not pari passu will typically be more senior in the capital structure and have less voting rights as compared to WP ACE and will be permitted to act in their own interest and not be required to take any action or withhold from taking any action to mitigate losses by WP ACE in such a scenario.

WP ACE may also in certain instances make an investment in the same portfolio investment that is acquired by an Other Warburg Pincus Fund subject to the provisions of the Partnership Agreement and/or otherwise approved by the advisory committee of the Other Warburg Pincus Fund. For structural or other considerations, WP ACE and/or such Other Warburg Pincus Fund may limit voting rights with respect to such portfolio investment, including where WP ACE owns common equity in the portfolio investment. In such circumstances, the Other Warburg Pincus Fund may exit the portfolio investment prior to WP ACE, which may then result in WP ACE continuing to have limited voting rights and influence over the portfolio investment after the Other Warburg Pincus Fund has sold or otherwise disposed of its interests in the portfolio investment. There is no requirement that WP ACE and any Other Warburg Pincus Fund exit investments in the same portfolio investment at the same time except as expressly required by the Partnership Agreement. Additionally, in certain cases, WP ACE or the General Partner will control the general partner (or similar entity) of the aggregating vehicle through which WP ACE and such Other Warburg Pincus Funds participate, and as such, could indirectly control the aggregating vehicle even where it does not own a majority or greater of the equity in the entity. It is possible that structuring investments in this way could expose WP ACE to greater risk of liability than would be the case if the general partner (or similar entity) of an aggregating vehicle were owned pro rata by all equity participants. Relatedly, an Other Warburg Pincus Fund could be allocated half or more of the voting rights or governance rights with respect to an aggregating entity even where WP ACE owns a majority of the equity of the entity. In such circumstances, such Other Warburg Pincus Fund could have interests or requirements that do not align with those of WP ACE, including in particular differing liquidity needs or desired investment horizons, and accordingly conflicts could arise in respect of the manner in which the voting or governance rights with respect to an aggregating entity (or similar entity) are exercised, potentially resulting in an adverse impact on WP ACE.

It may be the case that Warburg Pincus’ financial incentives (including because of potentially disparate financial interests in each of the funds) will be in favor of the Other Warburg Pincus Funds and not WP ACE, including where the Other Warburg Pincus Fund has the opportunity to earn more carried interest, even where WP ACE has invested more money. For example, in a bankruptcy proceeding, in circumstances where WP ACE holds an equity investment in a portfolio investment, the holders of such portfolio investment’s debt instruments (which may include an Other Warburg Pincus Fund) may take actions for their benefit (particularly in circumstances where such portfolio investment faces financial difficulties or distress) that subordinate or adversely impact the value of WP ACE’s investment in such portfolio investment or Warburg Pincus may be incentivized not to take certain actions by virtue of the interest of WP ACE. In certain circumstances, WP ACE and/or Other Warburg Pincus Funds may be prohibited from exercising voting or other rights, and may be subject to claims by other creditors with respect to the subordination of their interest.

In circumstances where the General Partner or Warburg Pincus is required to make decisions that are adverse to the interests of certain investors in a portfolio investment while at the same time beneficial to other investors in such portfolio investment (for example, if such portfolio investment or a subsidiary thereof should file for bankruptcy), and it is alleged that the General Partner or Warburg Pincus acted in a way that is not in the best interests of those other investors in such portfolio investment, then such decision could subject the General Partner, Warburg Pincus and WP ACE, among others, to the risk of claims to which they would not otherwise be subject, including claims of breach of the duty of loyalty or violations of securities law.

Additionally, conflicts might also arise, for example, in connection with WP ACE’s provision of additional capital necessary to support positions taken by an Other Warburg Pincus Fund, for example, if a portfolio investment in which WP ACE holds an interest requires capital to finance growth or other opportunities or as a result of financial or other difficulties. If an Other Warburg Pincus Fund had the potential to incur a loss on its investment as a result of such difficulties were it not for WP ACE’s investment, the General Partner’s and/or Warburg Pincus’ ability to recommend actions solely in the best interests of such Other Warburg Pincus Fund might be impaired. If WP ACE were to provide such capital, there is a risk that such financing will be done on such terms and in such amounts that do not favor WP ACE or will adversely impact WP ACE to the benefit of such Other Warburg Pincus Fund. There is no assurance that Warburg Pincus will determine to resolve these conflicts in a manner that will not have an adverse impact on WP ACE or that the returns to WP ACE would be equal to and not less than WP ACE would have achieved if such conflict did not occur.

In addition, Other Warburg Pincus Funds are expected to invest in the same part of the capital structure of a specific company as WP ACE, but in different proportions, and, given that the different Warburg Pincus funds may be subject to different tax, legal or regulatory requirements or have different investment objectives, the Other Warburg Pincus Funds may have conflicting interests with respect to certain aspects of such investment. As a consequence, conflicts of interest may arise in connection with decisions made by Warburg Pincus, including with respect to structuring such investment and exiting such investment, which may be more beneficial for one or more Other Warburg Pincus Funds than WP ACE. Where multiple Warburg Pincus funds invest in the same company at different times, the first Warburg Pincus fund to invest typically will bear a higher level of diligence and transaction fees, costs and expenses, including broken deal expenses, than later Warburg Pincus funds. Investments initially pursued on behalf of WP ACE may ultimately be allocated to the Other Warburg Pincus Funds or such Other Warburg Pincus Funds may invest in portfolio investments previously diligenced on behalf of WP ACE. Accordingly, WP ACE may be required to bear and/or may not be fully reimbursed for all costs, expenses, liabilities and obligations relating to any unconsummated investment opportunity in a prospective portfolio investment in respect of which one or more such other Warburg Pincus funds subsequently consummates a transaction. Although Warburg Pincus will seek to appropriately allocate expenses on a basis that it considers fair based on the type of expenses and the Warburg Pincus sponsored fund that did or would have benefitted, there can be no assurance that certain expenses would not be more equitably allocated to an Other Warburg Pincus Fund. Certain diligence and transaction fees, costs and expenses may be more relevant, appropriate or beneficial for one Warburg Pincus fund or the types of investments that such Warburg Pincus fund pursues while being less relevant, appropriate or beneficial to other Warburg Pincus funds’ or their respective target investment types. As a general matter, broken deal expenses and other expenses relating to the diligence or evaluation of a prospective investment are allocated among investors within WP ACE regardless of whether any individual investor negotiated for an elective or automatic contractual right that would have excused such investor from participating in the investment. Because WP ACE’s allocation of investment opportunities alongside any such Other Warburg Pincus Fund will vary (including on an investment-by-investment basis) and may not be known by the General Partner on or prior to the date that the investment breaks, any expense methodology will result in WP ACE bearing more than its pro rata share of such broken deal expenses with respect to certain Other Warburg Pincus Funds, and less than its pro rata share of broken deal expenses with respect to others, in each case, compared to the portion that would ultimately have been allocated had the deal been consummated.

The General Partner’s ability to act in the best interests of WP ACE might be impaired by conflicting duties to an Other Warburg Pincus Fund. There can be no assurance and it should not be expected that the return on WP ACE’s investments (either on a gross or net basis) will be the same as the returns obtained by any Other Warburg Pincus Fund participating in a given transaction, that such investments will have the same time horizon or that any conflict of interest between WP ACE and any Other Warburg Pincus Fund can be resolved in a manner that is beneficial to WP ACE and such Other Warburg Pincus Fund. In addition, portfolio investments of WP ACE will in certain instances engage in transactions in the ordinary course of their respective businesses with other portfolio investments of WP ACE or Other Warburg Pincus Funds.

There may be instances where Warburg Pincus negotiates transactions with a counterparty that involve WP ACE and an Other Warburg Pincus Fund in different capacities. For example, one Warburg Pincus fund may sell an interest in a portfolio investment to such counterparty (such as a fund of another sponsor), while the same counterparty acquires an interest in a portfolio company of WP ACE. In case of such conflict, a portfolio investment may be a competitor of, or otherwise operate in the same industry as, the portfolio investment WP ACE is selling an interest to such counterparty. There may be actual, potential or perceived conflicts of interest in connection with such transactions due to Warburg Pincus’ duties to WP ACE on one hand, and the Other Warburg Pincus Fund participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interest of each Warburg Pincus fund, among other things.

The General Partner’s ability to implement WP ACE’s strategies effectively may be limited to the extent that investments made by Warburg Pincus or an Other Warburg Pincus Fund limit WP ACE from entering into transactions or arrangements that the General Partner may otherwise be interested in pursuing, or from taking actions that the General Partner believes would be beneficial to WP ACE. Warburg Pincus may express inconsistent views for commonly held investments or of market conditions more generally. There can be no assurance that any such conflict can be resolved in a manner that is beneficial to either or all Warburg Pincus funds. In that regard, actions may be taken for one or more Other Warburg Pincus Funds that adversely affect WP ACE.

Secondary sales and other GP-led transactions, if undertaken, may be subject to conflicts of interests related to valuations and other matters.

There continues to be a significant market in the private fund sector for secondary sales, GP-led transactions, continuation funds, successor fund investments and other transactions for the disposition of investments. Many of these transactions involve an auction process run by an investment bank and a buyer (or buyer group) that agrees to purchase a portion of one or more investments that will continue to be managed by Warburg Pincus following the transaction. Such transactions are undertaken for various reasons, including, for example, to balance competing interests between offering liquidity to existing limited partners and maintaining exposure to an asset where Warburg Pincus believes there is the potential for additional value generation. There is no certainty if any such transaction will be undertaken, or the structure it would take.

In certain cases, Warburg Pincus has and may in the future determine that it would be in the best interest of a Warburg Pincus fund (such as WP ACE or an Other Warburg Pincus Fund alongside which WP ACE has invested or co-invested) to provide an opportunity for investors to obtain liquidity for all or a portion of their interests or their interests in particular investments prior to the end of such Warburg Pincus fund’s term. In such situations, Warburg Pincus may seek to raise capital from third-parties who wish to directly or indirectly acquire interests in one or more portfolio investments from such Warburg Pincus fund, including through the creation of a new investment fund or similar continuation vehicle which would be advised by Warburg Pincus, in which Warburg Pincus may invest, and from which Warburg Pincus may receive fees and/or carried interest. In connection with any such transaction, Warburg Pincus is not obligated to provide an opportunity for Unitholders to obtain liquidity for all or a portion of their interests in such particular portfolio investment. Warburg Pincus or its affiliates may also invest in any such continuation vehicle, including through a rollover of its existing ownership interest and/or carried interest entitlement. Because (i) Warburg Pincus and/or its affiliates will have the opportunity to earn additional management fees and/or receive additional carried interest and other economic benefits in respect of such transactions, (ii) Warburg Pincus may also invest in any such vehicle, and (iii) each purchaser’s commitment to acquire interests in a successor fund and/or its parallel funds could be conditioned upon completion of the transaction, Warburg Pincus will have potential conflicts of interest with respect to any such transaction, including in determining the terms and participants in connection with such transaction. Such transactions may present other additional inherent conflicts of interest.

Each of these transactions has the potential for conflicts between the interests of WP ACE or Unitholders and those of Warburg Pincus or any buyer group that typically are not applicable to more traditional investment sales. Specifically, there are potential conflicts of interest among the selling fund, Warburg Pincus and any buyer group relating to the valuation and consideration offered for the investment(s) subject to the transaction. Although relevant potential conflicts of interest are disclosed to limited partners and/or the relevant advisory committee or board of directors prior to the closing of the transaction, there can be no assurance that Warburg Pincus will successfully identify all conflicts of interest or resolve or mitigate all such conflicts of interest in favor of WP ACE or any individual Unitholder or group of Unitholders. However, Warburg Pincus reserves the right, in its sole discretion, to determine to engage in such transactions.

Warburg Pincus’s ownership of securities or instruments of portfolio investments or potential acquisition targets may generate conflicts of interest.

Certain Other Warburg Pincus Funds may invest in securities or instruments of publicly traded or private companies that are actual or potential portfolio investments. The investment activities of those vehicles may differ from or be inconsistent with activities that are undertaken for the account of WP ACE in securities or portfolio investments. Further, Warburg Pincus personnel may hold securities or instruments of portfolio investments or potential acquisition targets of a portfolio investment, including from prior holdings or from distributions in kind during the investment, and such securities and instruments may be sold at a time and in a manner that is different from WP ACE’s sales. Warburg Pincus personnel may also hold any such securities and investments indirectly through one or more third-party sponsored funds or accounts. WP ACE will have no interest in any of these other activities. In addition, WP ACE may be limited in its ability to pursue an investment in a portfolio investment as a result of such investing activities by Other Warburg Pincus Funds. In certain cases, such as where a portfolio investment engaged in an operating business is contemplating a strategic transaction, WP ACE or Warburg Pincus may become bound by confidentiality, standstill, or other obligations. As a result, the activities of and information within a portfolio investment (or a portfolio investment of an Other Warburg Pincus Fund) may result in WP ACE being required to forego certain investment or divestment activity and may otherwise restrict the ability of WP ACE to engage in certain activities that would not be prohibited but for such relationships.

Warburg Pincus can be expected (including with respect to its principal investment activities) in certain instances to participate in syndicates with respect to portfolio investments of WP ACE, or otherwise be involved in the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by, WP ACE’s portfolio investments, or otherwise in arranging financing (including loans) for portfolio investments. In such cases, it can be expected that Warburg Pincus will receive discounts, loan modification or restructuring fees, servicing fees, arrangement and consulting, commitment, syndication, origination, organizational and/or financing (or, in each case, rebates of any such fees, whether in the form of purchase price discounts or otherwise) or other compensation with respect to the foregoing activities. For more information, also see “Item 1. Business—Compensation of the Manager and General Partner—Management Fee— Management Fee Offset.”

Finally, Warburg Pincus or its personnel could acquire Units of WP ACE in secondary transactions. Warburg Pincus and/or such personnel would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of WP ACE’s portfolio investments.

Warburg Pincus’s reputational considerations may conflict with the interests of WP ACE.

Given the nature of its broader platform, Warburg Pincus has an interest in preserving its reputation, including with respect to certain of its affiliates’ statuses as publicly traded vehicles, and in certain circumstances, such reputational considerations may conflict with the interests of WP ACE. The General Partner or the Manager will likely make decisions on behalf of WP ACE for reputational reasons that may not be directly aligned with the interests of Unitholders or consistent with the determination the General Partner otherwise would have made absent its interest in Warburg Pincus’ broader reputation. For example, the Manager may forego or limit otherwise attractive transactions and activities on behalf of WP ACE for reputational or other reasons, including where Warburg Pincus is providing (or may provide) advice or services to an entity involved in such activity or transaction, where an Other Warburg Pincus Fund is or may be engaged in the same or a related activity or transaction to that being considered on behalf of WP ACE, where an Other Warburg Pincus Fund has an interest in an entity involved in such activity or transaction, or where such activity or transaction on behalf of or in respect of WP ACE could affect Unitholders, the Manager, Other Warburg Pincus Funds or their activities.

Warburg Pincus and its personnel have developed industry relationships which may generate conflicts of interest.

As with other private equity fund sponsors, as part of Warburg Pincus’ business, Warburg Pincus and its personnel have developed many relationships with third-parties which have the potential to raise conflicts of interest. Such third-parties include, but are not limited to, investment bankers, consultants, professional advisors (such as attorneys and accountants), private equity and venture capital investors and their affiliated investment funds, investors in the Warburg Pincus funds, co-investors, current and former directors, officers and employees of current and former portfolio investments and former employees and partners of Warburg Pincus. Certain of such third-parties and/or their affiliates will: introduce investment opportunities to Warburg Pincus; arrange for, or facilitate the financing of, the purchase or recapitalization of potential portfolio investments; introduce portfolio investments to potential acquisition or merger candidates; introduce Warburg Pincus to potential buyers of portfolio investment securities; facilitate the acquisition or disposition of portfolio investment securities; provide investment banking, consulting or advisory services to Warburg Pincus, the Warburg Pincus funds or portfolio investments; invest in Warburg Pincus funds (including on a no-fee, no-carry basis); co-invest in portfolio investments; or provide other significant business or investment services or otherwise transact with, including the direct purchase or sale of portfolio investments from or to, Warburg Pincus, the Warburg Pincus funds and portfolio entities. In other circumstances, these third-parties provide personal banking, private wealth or lending arrangements and other investment services and opportunities to Warburg Pincus personnel and their estate planning vehicles. Such third-parties will in certain cases receive direct commercial compensation from a portfolio investment, WP ACE, Warburg Pincus or its personnel for providing these services, which compensation and services are intended to be on arm’s-length terms and such amounts are not offset against the Management Fee. Certain consultants and Special Limited Partners are permitted to participate in equity interests in the portfolio investments, including through structured interests, loans, profits interests or similar arrangements provided by the applicable Warburg Pincus fund, and will, from time to time, receive reimbursement of expenses from WP ACE, any Investment and/or any prospective Investment and consultants (but not Special Limited Partners) will, from time to time, be paid fees from WP ACE. Certain personnel are permitted to receive fees to perform jurisdiction-specific administrative functions at one or more registered or administrative offices in a non-U.S. jurisdiction in connection with one or more investments in such jurisdiction, and any such amounts received by such consultants, Special Limited Partners or in respect of such registered or administrative offices will be retained by such persons and will not offset the Management Fee. Warburg Pincus seeks to reduce potential conflicts of interest resulting from such arrangements by structuring compensation packages for such persons in a manner that Warburg Pincus believes will align such persons’ interests with those of WP ACE’s Unitholders. However, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at a lesser cost. Additionally, certain personnel of Warburg Pincus may invest into investment funds, vehicles or accounts sponsored by other third-parties, including private equity, public equities, venture capital, real estate, credit and other investment strategies as well as brokerage accounts, and have family members or relatives employed by such third-parties. Partners and other personnel of Warburg Pincus will in certain instances obtain personal financial and other services on an arm’s-length basis from banking institutions, asset managers, investment advisors, fund sponsors and other third-parties that also provide services to Warburg Pincus funds and portfolio investments.

Warburg Pincus has certain programs under which portfolio investments owned by its funds are given the option to participate in purchasing, vendor or similar arrangements with Warburg Pincus, its affiliates and other portfolio investments. Program participants expect to receive discounts negotiated and/or higher service levels with certain, but not all, vendors and service providers on a group-wide basis. Participants voluntarily participate without any program related charges being assessed. Warburg Pincus and its affiliates have in the past and may in the future participate in the program and receive similar benefits and discounts as the portfolio investments participating therein. No such amounts will result in additional offsets to the Management Fee. In certain cases, such arrangements will involve the sharing of risk, such as under group insurance arrangements where deductibles are shared or calculated with regard to the group rather than individual insured parties. Warburg Pincus believes the potential for conflicts relating to such arrangements is mitigated by the anticipated benefit (i.e., cost savings) to portfolio investments (which is expected to be to the benefit of the applicable fund(s)) that will result if the negotiated rates for goods and services are offered at a greater discounts than widely available in the market (though Warburg Pincus will not undertake any benchmarking of market terms to confirm). Although the firm will not actively seek for itself discounts from service providers to WP ACE, in certain circumstances, certain service providers charge different rates or have different arrangements for services provided or provide tangible and/or intangible benefits to Warburg Pincus as compared to services provided to WP ACE and/or its portfolio investments, which will result in Warburg Pincus receiving more favorable rates or arrangements with respect to services provided to it by such service providers than those payable by WP ACE and/or its portfolio investments, or Warburg Pincus receiving a discount on services even through WP ACE and/or its portfolio investments receive a lesser, or no, discount.

In certain instances, Warburg Pincus and its affiliates and personnel will receive the benefit of “friends and family” and similar discounts from portfolio investments owned by its funds under which such portfolio investments make their goods and/or services available at reduced rates. Since many portfolio investments typically offer such discounts to customers other than Warburg Pincus and other such persons as part of their standard commercial practices to expand their respective customer bases, Warburg Pincus believes that the potential for conflicts relating to such discounts is mitigated. Warburg Pincus and its affiliates and personnel generally refrain from requesting or negotiating for such discounts in the ordinary course.

Additionally, Warburg Pincus funds, their portfolio investments and/or Warburg Pincus itself will in certain instances engage investment banks or other similar financial advisors in connection with specific projects. In most cases, the costs and expenses of these third-parties will be borne (directly or indirectly) by the applicable Warburg Pincus funds and their respective limited partners (and not Warburg Pincus). However, one of the tangible and/or intangible benefits from these relationships includes general referral of investment opportunities, which opportunities will potentially inure to the benefit of other Warburg Pincus funds and/or Warburg Pincus (and not necessarily the parties bearing the cost of the particular engagement that created, enhanced or supported the underlying relationship that came to produce such opportunities in the first place).

One or more parties are expected to act as placement agents (each, a “Placement Agent”, and together, the “Placement Agents”) with respect to WP ACE generally or in particular jurisdictions or with respect to specific categories of investors, and in such capacity would not (to Warburg Pincus’ knowledge) act as investment advisers to potential investors in connection with the offering of Units, even if a separate investment advisory or trustee relationship were to exist independent of the investment in WP ACE. Potential investors must independently evaluate the offering and make their own investment decisions. The Placement Agents will, in certain circumstances, receive a fee or other compensation based upon the amount of Units committed to by investors that each such Placement Agent introduces to the General Partner or such other basis as Warburg Pincus determines to be reasonable. Potential investors should also note that at various times, the Placement Agents will act as placement agents for other fund sponsors and funds, including unaffiliated fund sponsors and funds, which may offer interests that are similar to WP ACE’s Units. Those unaffiliated sponsors may pay placement fees on terms different from the fees that the Placement Agents will receive from Warburg Pincus, and this difference in fees will likely influence the Placement Agents to introduce or not introduce potential investors to Warburg Pincus.

Two institutional investors receive, in the aggregate, less than 10% of the carried interest generated by current and future Warburg Pincus funds, including the Performance Participation Allocation of WP ACE. Their investments are passive, providing them with no approval, veto or similar governance rights with respect to investment decisions by the firm. Warburg Pincus believes that these primary investments strengthen the firm and ultimately benefit its funds (including WP ACE) and limited partners and/or unitholders. Warburg Pincus reserves the right to, but is under no contractual duty to, offer co-investment opportunities to these investors, subject to and in accordance with the firm’s co-investment policies. These investors have extensive worldwide holdings which may include enterprises that provide services or engage in transactions with Warburg Pincus and portfolio investments, which Warburg Pincus believes would be on an arm’s-length basis. They may also invest, directly or indirectly, in or alongside funds, including on a no-fee, no-carried interest basis. They also hold interests in Other Warburg Pincus Funds and in other investment advisers unaffiliated with Warburg Pincus that may compete with Warburg Pincus for potential investment opportunities.

Throughout its history, Warburg Pincus has been an active investor, through the Warburg Pincus funds, in the financial services sector—in particular in banking and insurance—and the Warburg Pincus funds’ portfolios will often include financial services companies. The portfolio of WP ACE may include financial services companies. Portfolio investments, including financial services companies, will in certain instances provide services to Warburg Pincus, the Warburg Pincus funds and to portfolio investments. In addition, funds of funds or feeder funds organized by financial institutions may invest in the Warburg Pincus funds, including WP ACE.

Warburg Pincus has also worked with certain entrepreneurs, management teams and consultants repeatedly with respect to portfolio investments of the Warburg Pincus funds and anticipates doing the same in WP ACE. In certain instances, certain consultants will participate in equity interests in the applicable portfolio investments, including through structured interests, loans, profits interests or similar arrangements provided by WP ACE or other applicable Warburg Pincus funds. Although such loans typically will be collateralized by the underlying equity interests in the portfolio investments, the applicable Warburg Pincus fund will bear the general credit risks associated with these arrangements, including the risks of inability of borrowers to make principal and interest payments on outstanding loan when due. Warburg Pincus seeks to reduce potential conflicts of interest resulting from such arrangements by structuring compensation packages for such persons in a manner that Warburg Pincus believes will align such persons’ interests with those of WP ACE’s Unitholders. However, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at a lesser cost. While Warburg Pincus believes that developing such relationships will be beneficial to WP ACE, such relationships will raise conflicts of interest and there can be no assurance that another entrepreneur, management team or consultants would not out-perform the individuals Warburg Pincus has worked with.

Warburg Pincus has compliance policies and procedures designed to monitor and, as necessary, mitigate such relationships and transactions as the foregoing, which may also be subject to restrictions under the partnership agreements governing the respective Warburg Pincus funds. Warburg Pincus seeks to assure that such transactions are conducted on an arm’s-length basis and at prevailing market rates (although Warburg Pincus will not necessarily undertake any benchmarking of market terms to confirm) and that service providers are chosen based on their ability to benefit WP ACE and its portfolio investments. However, no guarantee can be made that such policies and procedures will prevent actions which are to the detriment of WP ACE. Please see the Form ADV of Warburg Pincus for additional information relating to the means by which Warburg Pincus and its affiliates may seek to alleviate conflicts of interest among Warburg Pincus funds and/or other persons.

Warburg Pincus, WP ACE and Other Warburg Pincus Funds generally engage common service providers, which may result in conflicts of interest and increased expenses.

Warburg Pincus, WP ACE and Other Warburg Pincus Funds will generally engage common legal counsel and other advisers in a particular transaction, including a transaction in which there may be conflicts of interest. Members of the law firms engaged to represent WP ACE could be investors in WP ACE, and could also represent one or more portfolio companies or investors in WP ACE and Other Warburg Pincus Funds. In the event of a significant dispute or divergence of interest between WP ACE, Warburg Pincus and/or other Warburg Pincus funds, the parties will engage separate counsel in the sole discretion of Warburg Pincus, and in litigation and other circumstances separate representation could be required.

Additionally, Warburg Pincus, WP ACE and Other Warburg Pincus Funds will at times engage other common service providers, including deal sources, investment advisors, consultants, lenders, brokers, finders, accountants and other advisers, which may be sources of investment opportunities or may otherwise participate in transactions or other arrangements (or otherwise have a business, financial or other relationship) with WP ACE, Warburg Pincus and/or affiliates. These factors may influence Warburg Pincus in deciding whether to select such a service provider. Notwithstanding the foregoing, the General Partner or Warburg Pincus will only select a service provider for WP ACE to the extent the General Partner or Warburg Pincus determines that doing so is appropriate for WP ACE given all surrounding facts and circumstances and is consistent with the General Partner’s or Warburg Pincus’ responsibilities under applicable law; provided that, for the avoidance of doubt, the General Partner or Warburg Pincus may not necessarily and often will not seek out the lowest-cost option when engaging such service providers as other factors or considerations typically prevail over cost. In certain circumstances, the service provider may charge varying rates or engage in different arrangements for services provided to Warburg Pincus, WP ACE, Other Warburg Pincus Funds and/or portfolio companies. This may result in Warburg Pincus receiving a more favorable rate on services provided to it by such a common service provider than those payable by WP ACE, Other Warburg Pincus Funds and/or the portfolio company, or Warburg Pincus receiving a discount on services even though WP ACE, Other Warburg Pincus Funds and/or the portfolio companies receive a lesser, or no, discount or Warburg Pincus and/or Other Warburg Pincus Funds receiving additional services or insight regarding investment opportunities which do not benefit WP ACE and/or the portfolio companies. Additionally, service providers retained and compensated by WP ACE may identify business opportunities that are more suitable for an Other Warburg Pincus Fund. This creates a conflict of interest between Warburg Pincus, Other Warburg Pincus Funds and WP ACE in determining whether to engage such service providers, including the possibility that Warburg Pincus and Other Warburg Pincus Funds will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such service provider by WP ACE.

Warburg Pincus expects to receive benefits from its services to WP ACE and their investments.

In connection with its services to WP ACE and its portfolio investments, Warburg Pincus, its affiliates and personnel expect to receive the benefit of certain tangible and intangible benefits. For example, in the course of Warburg Pincus’ operations, including research, due diligence, investment monitoring, operational improvements and investment activities, Warburg Pincus and its personnel expect to receive and benefit from information, “know-how,” experience, analysis and data relating to WP ACE or portfolio investment (as applicable) operations, terms, trends, market demands, customers, vendors and other metrics (collectively, “Warburg Pincus Information”). In many cases, Warburg Pincus Information will include tools, procedures and resources developed by Warburg Pincus to organize or systematize Warburg Pincus Information for ongoing or future use. Although Warburg Pincus expects WP ACE and its portfolio investments generally to benefit from Warburg Pincus’ possession of Warburg Pincus Information, it is possible that any benefits will be experienced solely by other or future Warburg Pincus funds or portfolio investments and not by WP ACE or the portfolio investment from which Warburg Pincus Information was originally received. Warburg Pincus Information will be the sole intellectual property of Warburg Pincus and solely for the use of Warburg Pincus. Warburg Pincus reserves the right to use, share, license, sell or monetize Warburg Pincus Information, without offset to Management Fees, and WP ACE or its portfolio investments will not receive any financial or other benefit of such use, sharing, licensure, sale or monetization. Additionally, expenses relating to WP ACE or portfolio investments are expected to be charged using credit cards or other widely available third-party rewards programs that provide airline miles, hotel stays, travel rewards, traveler loyalty or status programs, “points,” “cash back,” rebates, discounts and other arrangements, perquisites and benefits under the available terms of such reward programs. Such terms are expected to vary in certain instances, and any such rewards (whether or not de minimis or difficult to value) generally will inure to the benefit of the personnel participating in the rewards program, rather than the portfolio investments, WP ACE or its investors; no such rewards will offset the Management Fee.

Warburg Pincus and its affiliates and personnel may invest in WP ACE (and Other Warburg Pincus Funds) on preferential terms relative to other Unitholders in different Classes, potentially diluting other Unitholders’ interests, while affiliated Unitholders will have access to more information and be able to exercise repurchase rights. Warburg Pincus may purchase Class D Units, Class E Units, or may otherwise make amounts available for the direct or indirect benefit of WP ACE, including, without limitation, for the purposes of: (i) providing a source of liquidity to WP ACE and (ii) providing seed capital for prospective investments. Such participation may be made on economic terms preferential to other Unitholders in different Classes (and such other terms Warburg Pincus considers reasonable having regard to the circumstances). Such participation by Warburg Pincus and/or its affiliates and personnel, and their interests as investors in WP ACE, may conflict with the interests of WP ACE and its other investors (and will have the effect of diluting the Units of other investors).

Furthermore, certain Unitholders, including current and/or former senior advisors, officers, directors and personnel of Warburg Pincus or its affiliates and personnel, charitable programs, endowment funds and related entities established by or associated with any of the foregoing, and other persons related to Warburg Pincus, may receive preferential terms in connection with their investment in or alongside Other Warburg Pincus Funds. Specific examples of such preferential terms received by certain affiliated Unitholders may include, among others, waiver of Management Fees and differing Repurchase Limitations. In addition, by virtue of their affiliation with Warburg Pincus, affiliated Unitholders will have more information about WP ACE and portfolio investments than other Unitholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other Unitholders. As a result, such affiliated Unitholders will be able to take actions on the basis of such information which, in the absence of such information, other Unitholders do not take. See also “General and Regulatory Risks—Unitholders will have limited access to information regarding WP ACE.” Finally, to the extent affiliated Unitholders submit repurchase requests in respect of their Units in WP ACE, conflicts of interest will arise and Warburg Pincus’ affiliation with such Unitholders could influence Warburg Pincus’ determination to exercise its discretion whether to satisfy, reject or limit any such requested repurchase. While such affiliated Unitholders and/or WP ACE will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of WP ACE or other Unitholders.

Warburg Pincus is expected to outsource functions to third-party service providers, which will decrease Warburg Pincus’s control over such functions.

Warburg Pincus is expected to outsource to third-parties many of the services performed for WP ACE and/or its portfolio investments, including services (such as administrative, legal, accounting, investment diligence and ongoing monitoring, tax or other related services) that can be or historically have been performed in-house by Warburg Pincus and its personnel. The fees, costs and expenses of such third-party service providers will be borne by WP ACE as fund expenses, even if Warburg Pincus would have borne certain of such amounts if such services had been performed in-house (notwithstanding that WP ACE will bear certain expenses for services performed by Warburg Pincus in-house in lieu of or alongside (and/or to supplement or monitor) such third-parties, subject to the terms of the Partnership Agreement), and could be substantial in the aggregate, thereby adversely affecting WP ACE’s overall returns. Warburg Pincus may provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and in certain cases the cost of Warburg Pincus’s services are reimbursable by WP ACE under the Partnership Agreement. WP ACE is expected to engage a third-party administrator and, in such circumstances, there may be some overlap in the services performed by the third-party administrator and Warburg Pincus personnel and WP ACE will bear all such costs.

The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by Warburg Pincus in its sole discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) may dedicate substantially all of their business time to WP ACE, Other Warburg Pincus Funds and/or their respective portfolio investments, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend some or all of their time at Warburg Pincus offices, have dedicated office space at Warburg Pincus, have Warburg Pincus-related e-mail addresses, receive administrative support from Warburg Pincus personnel or participate in meetings and events for Warburg Pincus personnel, even though they are not Warburg Pincus employees or affiliates. Warburg Pincus will have an incentive to outsource services to third-parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by WP ACE as fund expenses (with no reduction or offset to Management Fees) and retaining third-parties will reduce Warburg Pincus’s internal overhead, compensation and benefits costs for employees who would otherwise perform such services in-house and allow such persons to dedicate more time and attention to Other Warburg Pincus Funds. Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are chargeable to WP ACE.

The involvement of third-party service providers may present a number of risks due to Warburg Pincus’s reduced control over the functions that are outsourced. There can be no assurances that Warburg Pincus will be able to identify, prevent or mitigate the risks of engaging third-party service providers. WP ACE could suffer adverse consequences from actions, errors, cyber-attacks or failures to act by such third-parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house services may not occur uniformly for all Warburg Pincus-managed vehicles and accounts and, the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs could be incurred by (or allocated to) WP ACE through the use of third-party (or internal) service providers that are not incurred by (or allocated to) Other Warburg Pincus Funds for similar services.

Warburg Pincus and WP ACE will be subject to conflicts of interest in determining when, if and on what terms to engage in transactions with portfolio investments.

One or more of WP ACE’s portfolio investments or portfolio investments of Other Warburg Pincus Funds have in the past, and are expected to become counterparties or participants in agreements, transactions, or other arrangements with WP ACE, its portfolio investments and portfolio investments of Other Warburg Pincus Funds or other entities in which Warburg Pincus, its affiliates or their respective personnel have an interest that might not have otherwise been entered into but for the affiliation with Warburg Pincus, and they will involve fees and/or servicing payments to Warburg Pincus-affiliated entities or Warburg Pincus fund-owned entities that are not subject to the Management Fee offset provisions described herein and in the Partnership Agreement. For example, Warburg Pincus has and expects to cause WP ACE or its portfolio investments to enter into agreements regarding or relating to a wide range of products and services, including, but not limited to, web portals, extranet tools, computer software and other similar tools, administration, group procurement, benefits management, data management and/or mining, fund servicing and safekeeping, technology development, purchase of title and/or other insurance policies (which may be pooled across portfolio investments and discounted due to scale) and other similar operational initiatives that will result in fees, commissions or similar payments and/or discounts being paid to Warburg Pincus or its affiliates, or one or more portfolio investments or one or more portfolio investments of Other Warburg Pincus Funds, including related to a portion of the savings achieved by the portfolio investments. WP ACE and its Unitholders typically have not and will not share in any fees, economics, equity or other benefits accruing to Warburg Pincus, Other Warburg Pincus Funds and their portfolio investments as a result of any such transactions.

Certain Warburg Pincus funds have made, and expect in the future to make, investments in portfolio companies that provide such products and services (including fund administration and similar services) and Warburg Pincus is expected to cause WP ACE to engage such portfolio companies with respect to such products and/or services. Warburg Pincus and such Warburg Pincus funds are expected to benefit from any such engagement (including through the receipt of current income and the creation of enterprise value) and any fees payable in respect of such products or services are expected to be charged as partnership expenses and will not offset or reduce Management Fees. Accordingly, Warburg Pincus will be subject to inherent conflicts of interest in determining whether to use the products and services provided by any such portfolio companies and may elect to engage such companies in lieu of utilizing internal resources or otherwise engaging other third-party providers that may offer more competitive rates and pricing. Other Warburg Pincus Funds may also determine to use the products and/or services provided by a portfolio company of WP ACE, and in such circumstance, Warburg Pincus could be incentivized to cause such portfolio company to charge lower rates or provide lower pricing as compared to rates or prices charged to unaffiliated third-parties in order to benefit such Other Warburg Pincus Fund, which may adversely affect the performance of such portfolio company.

Warburg Pincus has recommended, and expects in the future to recommend, or make referrals to or introduce, portfolio companies of Other Warburg Pincus Funds (and/or service providers to those funds) to portfolio investments of WP ACE (or vice versa) to form customer, partner or other relationships, or recommend that they improve, deepen and/or alter the terms of the business relationship between or among these portfolio investments. In some cases, this may be an obligation imposed on Warburg Pincus or its affiliates pursuant to an agreement with the benefiting portfolio investment. These introductory efforts are undertaken broadly and intentionally across Warburg Pincus funds with the goal of maximizing value for any such portfolio investments. While this strategy is executed taking into account the needs and interests of each portfolio investment involved, there can be no assurance that one portfolio investment will not be strongly encouraged or compelled to use services or products provided by another portfolio company given the overall Warburg Pincus relationship.

In addition, portfolio investments or portfolio investments of Other Warburg Pincus Funds have and are expected to do business with, support, or have other relationships with competitors of WP ACE’s other portfolio investments, and in that regard prospective investors should not assume that a company related to or otherwise affiliated with Warburg Pincus will only take actions that are beneficial to or not opposed to the interests of WP ACE and its portfolio investments. Specifically, Warburg Pincus has and is expected to consider the interests of portfolio investments of other Warburg Pincus funds and such Other Warburg Pincus Funds and any conflicts between any such portfolio investment or Other Warburg Pincus Fund, on the one hand, and any portfolio investment of WP ACE or WP ACE itself, on the other hand, could be resolved in a manner that does not favor WP ACE, or is adverse to WP ACE.

It is also possible that certain portfolio investments of WP ACE or Other Warburg Pincus Funds will compete with WP ACE for one or more investment opportunities. It is also possible that certain portfolio investments of the Other Warburg Pincus Funds will compete with or engage in activities that may have adverse consequences on WP ACE and/or its portfolio investments (including, by way of example only, as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in the assets of WP ACE and/or its portfolio investments being used to satisfy the obligations or liabilities of one or more Other Warburg Pincus Funds, their portfolio investments and/or affiliates). Additionally, a portfolio investment of an Other Warburg Pincus Fund (or such Warburg Pincus fund itself) may finance or otherwise support a third-party that is in competition with WP ACE for an investment opportunity, such as in an auction situation.

Additionally, former Warburg Pincus personnel may also become employees, officers or directors of, or otherwise be engaged by, third-party service providers that provide services to the General Partner, WP ACE and/or its portfolio investments. If former Warburg Pincus personnel become employees or consultants of a third-party that also provides services to WP ACE, such former Warburg Pincus personnel may be assigned by such third-party to provide services to that account.

Warburg Pincus personnel’s roles with respect to portfolio investments’ governance matters may create conflicts in decision-making.

Certain employees and members of the General Partner and its affiliates are expected to serve on the boards of directors (or other similar committees or bodies) of various portfolio investments or companies in which WP ACE and/or another Warburg Pincus fund invests or has invested. Such Warburg Pincus personnel will have fiduciary duties or other similar obligations to such portfolio investment, company, and/or their other respective constituents. While Warburg Pincus personnel would generally assume such positions on behalf of a portfolio investment or company in which WP ACE and/or another Warburg Pincus fund has invested in order to promote the interests of WP ACE and/or such other Warburg Pincus fund, Warburg Pincus may not be able to put the interests of WP ACE ahead of the interests of such other Warburg Pincus fund or portfolio investment, company, or constituents and/or it is possible that Warburg Pincus will be unable to take certain actions in respect of WP ACE that it otherwise would have taken had such personnel not served in any such capacities. In certain circumstances, employees of Warburg Pincus will receive directors’ fees, including non-cash compensation, for their service as directors of portfolio investments. Additionally, Warburg Pincus reserves the right to receive and/or allow an affiliate to receive payment for value creation services or otherwise receive a fee, in certain situations, such as (i) where WP ACE is acquiring only a portion of a portfolio investment alongside one or more other investors or (ii) the payment of such fees to one or more entities that supports or is advisable in respect of certain non-U.S. investments for the benefit of WP ACE. In the event that Warburg Pincus receives any Transaction fees, subject to the offset described in “Item 1. Business—Compensation of the Manager and General Partner—Management Fee— Management Fee Offset”, WP ACE’s pro rata share of such amounts shall be credited against and shall reduce the next succeeding monthly Management Fee (but, in each case, not below zero). Any such fees or other payments shall be net of unreimbursed out-of-pocket expenses incurred in connection therewith. For the avoidance of doubt, in connection with any actual or potential portfolio investments of WP ACE, only WP ACE’s pro rata share of net offsetable fees or other similar compensations received by the General Partner, Warburg Pincus or any of their affiliates in connection with such actual or potential portfolio investments will constitute offsetable fees for purposes of WP ACE. Accordingly, no such offsetable fee or other similar compensation will be apportioned to WP ACE nor to its Management Fee-

bearing Unitholders, and such amounts will not be applied to reduce the Management Fees payable by WP ACE with respect to amounts in excess of WP ACE’s pro rata share. For the avoidance of doubt, Transaction Fees shall not include amounts paid or reimbursed in respect of services provided by the General Partner, the Manager or any of their affiliates or their respective officers, directors, employees, stockholders, members or partners to real estate investments of WP ACE in lieu of third parties providing such services to such persons; provided that any fees payable shall not exceed the rate that the General Partner believes would be payable by WP ACE, any of its affiliates and/or such portfolio investment if such services were provided by unaffiliated third parties in the business of providing comparable services in the applicable market based on the General Partner’s general understanding of the relevant market terms (including, to the extent terms in the market are unavailable or are reasonably deemed inapplicable, terms from other comparable markets, including, where appropriate, premiums to reflect differences in such markets, as determined by the General Partner in good faith) without undergoing specific benchmarking to confirm such understanding. Although Warburg Pincus generally does not charge such fees, WP ACE will generally only benefit from an offset in respect of its own pro rata share of the net amount of such fees received by Warburg Pincus in respect of a WP ACE investment or prospective investment, and not the portion attributable to any other Warburg Pincus fund, any co-investor, any managed account or similar arrangement or any other owner of an investment or prospective investment (which could include co-investment vehicles managed by Warburg Pincus, third parties, portfolio company management or employees and/or others). In addition, employees of the General Partner are permitted to leave the employment of the General Partner to become an officer or employee of a portfolio investment (including a former portfolio investment that has been disposed of). At such time, any future remuneration received by such employees, including for any board service, will no longer offset the Management Fee.

Warburg Pincus may be unable to mitigate conflicts of interest.

In addition, other present and future activities of Warburg Pincus, WP ACE, Other Warburg Pincus Funds and their portfolio investments, affiliates and related parties will give rise to additional conflicts of interest relating to WP ACE and its investment activities. Warburg Pincus generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of WP ACE’s interests and there may be situations where WP ACE, as a passive investor investing alongside an Other Warburg Pincus Fund, may not have the ability to mitigate such conflicts. In addition, pursuant to the Partnership Agreement, the Board of Directors will be authorized to give consent on behalf of WP ACE with respect to certain matters, including those which may be required or advisable, as determined in Warburg Pincus’ sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the Unitholders of WP ACE. If the Board of Directors or Unitholders, as applicable, consent to a particular matter and Warburg Pincus acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board of Directors or Unitholders, as applicable, or otherwise as provided in the Partnership Agreement, then Warburg Pincus and its affiliates will not have any liability to WP ACE or the Unitholders for such actions taken in good faith by them.

The Partnership Agreement limits the duties and potential liabilities of the General Partner and its affiliates.

Unitholders should note that the Partnership Agreement contains provisions that, subject to applicable law, reduce or modify the duties, including state law fiduciary duties, to WP ACE and the Unitholders to which the General Partner and its affiliates (including Warburg Pincus) would otherwise be subject, provisions that waive or consent to conduct (or prescribe a particular manner of conduct) on the part of the General Partner and its affiliates (including Warburg Pincus) that might not otherwise be permitted pursuant to such duties, and provisions that limit the remedies of Unitholders with respect to breaches of such duties. No such reduction, modification, waiver, consent or limitation will act as a waiver on the part of any Unitholder of any of its rights under applicable U.S. securities laws or other laws the applicability of which is not permitted to be waived. Additionally, the Partnership Agreement contains exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein (generally for intentional, wrongful acts), provide that the General Partner and its affiliates (including Warburg Pincus) will be held harmless and indemnified, respectively, for matters relating to the operation of WP ACE, including matters that involve one or more potential or actual conflicts of interest. The liabilities of the Board of Directors are further limited by the Partnership Agreement, even though such members may be subject to various conflicts of interest or otherwise benefit from taking certain actions in their own self-interest. For more information, also see “Item 12. Indemnification of Directors and Officers.” Nothing in the Partnership Agreement shall be deemed to constitute a waiver of the General Partner’s and the Manager’s federal fiduciary duty under the Advisers Act.

Board members’ roles with Other Warburg Pincus Funds, if any, may create conflicts in prioritizing duties and decisions.

Board members’ roles with Other Warburg Pincus Funds, if any, may create conflicts in prioritizing duties and decisions, potentially favoring such Other Warburg Pincus Funds over WP ACE. The functions and duties that members of the Board of Directors (some of whom may be affiliated with Warburg Pincus) undertake for the benefit of WP ACE will not be exclusive and such members of the Board of Directors may perform similar functions and duties for other Warburg Pincus entities (including, without limitation, Warburg Pincus) and/or Other Warburg Pincus Funds and/or third parties and accordingly conflicts of interest may arise in allocating time, services and/or functions among such other Warburg Pincus entities, Other Warburg Pincus Funds, one or more third parties and WP ACE.

Members of the Board of Directors may be members, employees, officers, managers or directors of entities or advisory teams that provide advice to the general partner, manager and/or operator of certain Other Warburg Pincus Funds or may be third parties (including third party (sub-)investment managers and/or service providers). Certain members of the Board of Directors may therefore have significant other responsibilities in addition to their responsibilities in respect of WP ACE, including with respect to portfolio companies of certain Other Warburg Pincus Funds and/or the funds of other third-party sponsors. This may present a conflict of interest if such persons pursue the interests of WP ACE or a third party-managed fund and an Other Warburg Pincus Fund simultaneously. Certain members of the Board of Directors which are affiliated with Warburg Pincus may also, as part of their services to Warburg Pincus, be appointed to the board of a portfolio company of an Other Warburg Pincus Fund (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company in accordance with the relevant Other Warburg Pincus Fund’s shareholder rights) and situations may arise in which such a member has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, WP ACE or an Other Warburg Pincus Fund. Similar conflicts may arise with the interests of members of the Board of Directors which are not affiliated with Warburg Pincus, including with respect to their engagement with third party sponsors of investment funds, some of which may compete with the interests of Other Warburg Pincus Funds.

Certain members of the Board of Directors may have been or be invited to make an investment in Other Warburg Pincus Funds, some of which WP ACE will participate in and/or alongside, in exchange for a right to receive economic entitlements (such as carried interest, where applicable), thereby creating an indirect alignment of their interest with those of Unitholders. However, members of the Board of Directors who are professionals within Warburg Pincus may hold investments and/or other economic rights or entitlements with respect to multiple Other Warburg Pincus Funds which may present conflicts of interest and create incentives to resolve a conflict which is more favorable to one Other Warburg Pincus Fund than another (including as a result of having a greater investment or economic entitlement in one Other Warburg Pincus Fund than another, or the matter in respect of which a conflict arises having a disproportionate bearing on such professional’s economic entitlement in respect of one Other Warburg Pincus Fund as compared with another relevant Other Warburg Pincus Fund with respect to the conflict matter at hand). Other Warburg Pincus Funds and managers, directors, officers and employees of Warburg Pincus may hold an indirect investment in, or receive other economic enticements with respect to, WP ACE through one or more Other Warburg Pincus Funds (including a subsidiary investment vehicle) or otherwise invest directly or indirectly alongside WP ACE through one or more co-investment schemes established for such purpose.

Directors may have roles with Other Warburg Pincus Funds and potentially prioritize their other obligations over WP ACE. Directors which are not affiliated with Warburg Pincus may perform similar functions to their functions in respect of WP ACE for Other Warburg Pincus Funds and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, such Directors may also be appointed to the board of portfolio companies of certain Other Warburg Pincus Funds or investment funds of third-party sponsors, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of WP ACE, Other Warburg Pincus Fund(s) or one or more of their portfolio companies. The Directors may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio investments indirectly held by WP ACE which may benefit one or more competing organizations or businesses in respect of which the Directors separately provide advice or otherwise have an interest. In the event that a Director has an actual or potential conflict of interest by virtue of such member’s involvement with or investment in Other Warburg Pincus Funds or other business interests, such member shall be required to disclose such interest to the Board of Directors in accordance with the Partnership Agreement.

Warburg Pincus personnel will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to WP ACE’s affairs.

Warburg Pincus personnel will devote such time as Warburg Pincus determines shall be necessary to conduct the business affairs of WP ACE in an appropriate manner. However, Warburg Pincus personnel will work on other projects, including the Other Warburg Pincus Funds and other investment vehicles (including continuation vehicles, reinsurance vehicles and other Access Funds). Such personnel will in certain instances also serve as members of the boards of directors of various entities other than portfolio investments. Conflicts are expected to arise as a result of such other activities. WP ACE will have no interest in such investments or in other investment funds organized or sponsored by Warburg Pincus. It is possible that the portfolio investments of such funds will in certain instances be in competition or transact with those of WP ACE. Additional conflicts are expected to arise in the allocation of management resources, including time, services or functions of Warburg Pincus personnel. WP ACE is expected to rely on the same investment personnel who have been supporting Other Warburg Pincus Funds and is not expected to increase the number of personnel providing this support, thereby potentially putting additional constraints around these resources. The need to share other resources of Warburg Pincus may require Warburg Pincus to prioritize one fund over another and in doing so, it may take into account factors such as the size of the fund and the number of limited partners in a particular fund, among others, and the consideration of such factors is not likely to inure to the benefit of WP ACE. Consultants and Special Limited Partners are independent professionals and not Warburg Pincus employees or personnel. Accordingly, it is expected that certain consultants and Special Limited Partners will engage in a wide range of other outside activities and possess interests in other entities or enterprises outside of Warburg Pincus, including those that may be in competition with or whose interests otherwise conflict with the interests of Warburg Pincus or WP ACE. Other than as agreed with Warburg Pincus or WP ACE, such persons will owe no duties or obligations to Warburg Pincus or WP ACE, including devotion of a minimum amount of time or attention or the allocation of any investment opportunity.

Unitholders are expected to engage in business activities in addition to those relating to WP ACE, which may generate conflicting loyalties.

Unitholders shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to WP ACE, including business interests and activities in direct competition with WP ACE and its portfolio investments, and may engage in transactions with, and provide services to, WP ACE or its portfolio investments. None of WP ACE, any Unitholder or any other person shall have any rights by virtue of the Partnership Agreement or any related agreements in any business ventures of any Unitholder. Unitholders, and in certain cases Warburg Pincus, will have conflicting loyalties in these situations.

Decisions by the General Partner may be more beneficial for one type of Unitholder than for another type of Unitholder.

The Unitholders are expected to include investors with a diverse array of characteristics, including, without limitation, (a) taxable and tax-exempt entities, (b) persons or entities organized in various jurisdictions, (c) entities subject to ERISA, (d) persons or entities subject to U.S. federal and state laws, rules and regulations or similar laws, rules and regulations in other jurisdictions, that regulate their participation in WP ACE, or their engaging directly, or indirectly through an investment in WP ACE, in investment strategies of the type which WP ACE is permitted to use in certain instances (e.g., hedging transactions, leverage and limited diversification), (e) governmental entities, including, without limitation, pension plans maintained by governmental agencies and instrumentalities, which may be subject to laws that affect the applicability or enforcement of certain terms generally governing WP ACE, such as with respect to exculpation, indemnification, confidentiality, choice of law and choice of venue and (f) investors that hold co-investments with WP ACE or one or more prior Warburg Pincus funds or otherwise have differing levels of economic exposure to the industry generally or a portfolio investment individually outside of their interests through WP ACE.

As a result, potential and actual conflicts of interest are expected to arise in connection with decisions made by the General Partner that may be more beneficial for one type of Unitholder than for another type of Unitholder, including Unitholders affiliated with the General Partner. In addition, WP ACE reserves the right to make investments that have a negative impact on related investments made by the Unitholders in separate transactions. In selecting investments appropriate for WP ACE, the General Partner will consider the investment objectives of WP ACE as a whole, not the investment objectives of any Unitholder individually.

Additionally, Unitholders will have conflicting investment, tax, and other interests with respect to their investments in WP ACE, including conflicts relating to the structuring of investment acquisitions and dispositions. Conflicts will arise in connection with decisions made by the General Partner regarding an investment that may be more beneficial to one Unitholder than another, especially with respect to tax matters. In structuring, acquiring and disposing of investments, the General Partner generally will consider the investment and tax objectives of WP ACE and its Unitholders as a whole, not the investment, tax, or other objectives of any Unitholder individually.

A prospective investor should consult its own legal, tax, regulatory, accounting and/or financial advisors prior to investing in WP ACE.

The Performance Participation Allocation creates an incentive for Warburg Pincus to make more risky investments on behalf of WP ACE, which may create potential conflicts of interest between Warburg Pincus and the Unitholders.

The Performance Participation Allocation creates a greater incentive for Warburg Pincus to make more speculative investments on behalf of WP ACE or time the purchase or sale of portfolio investments in a manner motivated by the personal interest of Warburg Pincus personnel than if such performance-based compensation did not exist, as Warburg Pincus receives a disproportionate share of profits above the preferred return hurdle. Furthermore, upon the liquidation of WP ACE, Warburg Pincus may receive a Performance Participation Allocation with respect to a distribution in-kind of non-marketable securities. The amount of the Performance Participation Allocation will be dependent on the valuation of the non-marketable securities distributed, which will be determined by Warburg Pincus and could incentivize Warburg Pincus to value the securities higher than if there were no Performance Participation Allocation. Warburg Pincus can engage a third-party to determine the value of securities distributed in-kind or non-marketable securities and rely upon the third-party opinion of value, but there can be no assurance such an opinion will reflect value accurately. A number of members and partners of the General Partner are subject to U.S. federal and local income tax or other non-U.S. income taxes (unlike certain of the Unitholders). The General Partner is generally incentivized to operate WP ACE, including to hold and/or sell portfolio investments, in a manner that takes into account the tax treatment of its Performance Participation Allocation.

In addition, in consideration for its services, the Manager will be paid a Management Fee based on WP ACE’s NAV, which will be calculated by Warburg Pincus, based on valuations approved by the Manager. The Manager may elect to receive the Management Fee in cash, Units and/or shares or units of Intermediate Entities. The calculation of WP ACE’s NAV includes certain subjective judgments with respect to estimating, for example, the value of WP ACE’s portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an investment), and therefore, WP ACE’s NAV may not correspond to realizable value upon a sale of those assets. WP ACE expects to make investments that likely will not have readily available market quotes. In such instances, the Manager generally will value such investments in good faith in accordance with Warburg Pincus’ valuation policies. Such valuations may vary from similar valuations performed by independent third-parties for similar types of investments. Inaccurate valuations may, among other things, prevent WP ACE from effectively managing its investment portfolio and risks, affect the diversification and risk management of WP ACE, affect the NAV at which Units are issued and repurchased, and affect the amount of Management Fee received by the Manager and the amount and timing of the Performance Participation Allocation received by the General Partner. Additionally, the Manager has a conflict of interest with respect to such valuations because the compensation paid or allocated by WP ACE to the General Partner and its affiliates, and the timing of the General Partner’s receipt of Performance Participation Allocation, will depend in part on the value of the investments. The Manager may be the approved pricing source for certain assets and liabilities, and its discretion with respect to the valuations of such assets and liabilities could affect NAV. Further, the Manager has engaged a qualified, independent valuation advisor and has the discretion to accept the independent valuation advisor’s range of values conclusion or positive assurance assessment. The Manager may benefit from WP ACE retaining ownership of its assets at times when Unitholders may be better served by the sale or disposition of WP ACE’s assets in order to avoid a reduction in its NAV. If WP ACE’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Units or the price paid for the repurchase of Units on a given date may not accurately reflect the value of WP ACE’s portfolio, and such Units may be worth less than the purchase price or more than the repurchase price.

The Performance Participation Allocation and Management Fee will be payable without taking into account accrued and unpaid taxes of any Blocker Corporation or any other Lower Entity through which WP ACE indirectly invests in a portfolio investment or taxes paid by any such Blocker Corporation or Lower Entity during the applicable month. Accordingly, this reduces Warburg Pincus’s incentive to ensure Blocker Corporations and Lower Entities are structured in such a manner as to minimize taxes paid or payable by such Blocker Corporations and Lower Entities.

Errors may arise in the calculation and allocation of certain fund costs and expenses.

The Partnership Agreement provides that WP ACE will be responsible for all costs and expenses in connection with its operation, other than the costs and expenses that will be the responsibility of Warburg Pincus or another third-party. To the extent appropriate, third-party expenses incurred in connection with consummated transactions will be borne by the respective portfolio investments. While Warburg Pincus generally provides value creation, such as tech innovation & gen AI, revenue acceleration, operating leverage, global public policy, political risks & communications, sustainability strategy and portfolio talent services, performed by employees at no cost to portfolio companies, its out-of-pocket expenses are generally reimbursed by the applicable portfolio investment or Warburg Pincus fund, including WP ACE, and in certain circumstances, such as where WP ACE is acquiring only a portion of a portfolio investment alongside one or more other investors, Warburg Pincus is permitted to charge portfolio companies, and therefore receive fees, for value creation services. In the event that Warburg Pincus receives any Transaction fees, subject to the offset described in “Item 1. Business—Compensation of the Manager and General Partner—Management Fee— Management Fee Offset”, WP ACE’s pro rata share of such amounts shall be credited against and shall reduce the next succeeding monthly Management Fee (but, in each case, not below zero). A conflict of interest could arise in the determination by Warburg Pincus whether certain costs or expenses that are incurred in connection with the operation of WP ACE meet the definition of partnership operational expenses for which WP ACE is responsible, or whether such expenses should be borne by Warburg Pincus or an Other Warburg Pincus Fund. Furthermore, in certain circumstances (including with respect to conferences and similar events), Warburg Pincus will have discretion with respect to the types and amounts of expenses and costs to charge which may result in such expenses and costs incurred by WP ACE exceeding what WP ACE would have incurred if Warburg Pincus did not make such determinations. Subject to applicable legal, contractual or similar restrictions, WP ACE will be reliant on the determinations of Warburg Pincus in this regard, and also in regard to the allocation of investment expenses and any common operating expenses as among WP ACE and the Other Warburg Pincus Funds and any other affiliates of Warburg Pincus, including with respect to the determination of whether proposed and unconsummated investments would have been allocated to WP ACE and therefore are properly allocable in whole or in part to WP ACE. The allocations of such expenses have the potential to not be proportional. There can be no assurance that errors will not arise in such allocations. Additionally, to the extent that such expenses are to be allocated to one or more of WP ACE and any Other Warburg Pincus Funds, Warburg Pincus will endeavor to allocate such expenses in a manner it believes to be fair and equitable, which may include an allocation among such vehicles based on one or more factors, including their relative NAV, commitments, assets under management, number of investors, actual or proposed investment size in a particular transaction or Warburg Pincus’ determination of the benefit to be received from the activity for which the expense was incurred, subject to the Partnership Agreement. There can be no assurance that errors will not arise in such allocations or that other methods of allocation would not produce a result that is more or less favorable to WP ACE. Despite Warburg Pincus’ good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology will, in certain circumstances, lead WP ACE to bear relatively more expense in certain instances and relatively less in other instances than if a different methodology had been used. In certain instances, Warburg Pincus in its good faith judgment may revise or change previously determined allocation methodologies in an effort to ensure that such expenses remain fairly and reasonably allocated to WP ACE. Warburg Pincus believes that investors in private equity funds are generally aware of this practice and set of circumstances and, as a whole, believes that WP ACE is just as likely to be a beneficiary of this as it is to bear the burdens. However, there can be no assurances that such policies maintained by Warburg Pincus will be applied consistently or correctly. The General Partner or Warburg Pincus will typically (i) cause one or more Warburg Pincus vehicles to be invoiced for, advance or otherwise bear on a temporary basis all or a portion of an expense ultimately intended to be borne in whole or in part by another Warburg Pincus vehicle together or in connection with the vehicle originally bearing such expense, including as a result of invoices directed to one such vehicle for convenience of the applicable vehicle, and/or (ii) make corrective allocations in the event that, based on periodic reviews of expenses, it determines that such corrections are necessary or appropriate.

The General Partner has wide-ranging authority to make determinations, including those related to investment purchases and dispositions (and their timing), valuation and other matters, that have the potential to affect the compensation of the General Partner and its affiliates (including the Manager), which can subject the General Partner to potential conflicts of interest.

Management Fees will be paid to the Manager or its designee as of the last calendar day of each month in arrears and be charged and calculated on a class-by-class basis based on the per annum rate applicable to such class of Units as set forth in this Report multiplied by the NAV attributable to the Units in such class, and subject to any further conditions, waivers or fee holiday applicable to such class. This Report, the Fund’s private placement memorandum, the Partnership Agreement and WP ACE’s management agreement set forth the full list of terms under which Management Fees will be reduced, offset or otherwise limited, and consequently investors should expect to bear the full specified Management Fee rate applicable to such investor as set forth in this Report, the Fund’s private placement memorandum, the Partnership Agreement and WP ACE’s management agreement as set forth herein and therein. For more information, also see “Item 1. Business—Compensation of the Manager and General Partner—Management Fee— Management Fee Offset.”

The Partnership Agreement provides the General Partner with wide-ranging authority to make determinations, including those related to investment purchases and dispositions (and their timing), valuation and other matters that have the potential to affect the compensation of the General Partner and its affiliates (including the Manager), which can subject the General Partner to potential conflicts of interest. Although the General Partner and its affiliates intend to operate in accordance with the Partnership Agreement, as well as valuation and other policies, practices and procedures in order to mitigate the potential for conflicts, the General Partner nevertheless expects to be subject to the incentive to cause WP ACE to make, hold and value investments in order to generate greater ongoing, or higher, Management Fees and, potentially, larger distributions with respect to the Performance Participation Allocation than would otherwise be the case if such investments had not been made, held or assigned a certain value, including because of the possibility that the investments’ values will appreciate in the future.

As a general matter, the standards for determining any write off are intended to be high, and are not intended to apply to investments experiencing partial or temporary declines in value. Because the amount of compensation to the General Partner and its affiliates is dependent in part on an investment’s valuation, the General Partner faces potential conflicts of interest in determining whether an investment meets, or continues to meet, the relevant criteria to support the associated valuation. Although the General Partner and its affiliates intend to operate in accordance with the Partnership Agreement, as well as valuation and other policies, practices and procedures, in order to mitigate the potential for subjectivity in making such determinations, there can be no assurance that such policies, practices and procedures will address all of the necessary factors to do so, or completely eliminate all potential conflicts of interest in such determinations.

Warburg Pincus’s policies and procedures are subject to change.

In certain cases the foregoing summarizes, as of the date of this Report, certain of Warburg Pincus’ policies; these are subject to change, and the information relating thereto may be qualified by subsequent disclosure to investors through the Form ADV of Warburg Pincus, other periodic disclosures, Unitholder reporting, and any disclosure as otherwise permitted or required by the governing agreements of WP ACE.

Warburg Pincus may in certain instances implement certain policies and procedures that seek to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions. Such policies and procedures may, however, reduce synergies across Warburg Pincus’ areas of operation or expertise that WP ACE may draw on to pursue its investment strategy and objectives. As a result of Warburg Pincus’ growth and current and future product offerings, Warburg Pincus is and may become subject to more regulatory and contractual restrictions than it would be subject to if it only managed WP ACE and any successor vehicles.

The presence of various risks may significantly increase the risk of loss to WP ACE, any portfolio investment and/or the Unitholders.

Although the various risks discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple risk factors. Where more than one risk factor is present, the risk of loss to WP ACE, any portfolio investment and/or the Unitholders could be significantly increased.

Additional risks and conflicts of interest may impact WP ACE, its investments and the Unitholders.

While the risk factors and conflicts of interest detailed herein attempt to cover the applicable risks and conflicts of interest that may be associated with WP ACE’s investments generally, these risk factors and conflicts of interest cannot, and do not, purport to be a complete enumeration or explanation of the risks and conflicts of interest involved in an investment in WP ACE or any individual investment by WP ACE. It would be impossible to attempt to list all business, regulatory, accounting, legal, political risks or other risks that WP ACE’s investments may be subject to, especially since WP ACE has the flexibility to engage in a wide range of investment strategies with respect to investments, and the full range of strategies, assets and markets in which WP ACE may invest cannot be specified in advance. In addition, as WP ACE’s investment strategy is expected to develop and change over time, an investment in WP ACE may be subject to additional and different risk factors and conflicts of interest (including, without limitation, additional or different regulatory, legal, tax, market and/or other similar considerations). See also “Risks Related to Our Investments—There can be no assurance as to the investment strategy, investment process and/or investment techniques WP ACE will utilize or that the investment portfolio of WP ACE will resemble the portfolio of any Other Warburg Pincus Fund.”

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Fund’s day-to-day operations are managed by the General Partner, subject to certain oversight rights held by the Board of Directors. The General Partner will delegate the Fund’s portfolio management function to the Manager, Warburg Pincus LLC. The executive officers are senior Warburg Pincus professionals, and our General Partner and Manager are both subsidiaries of Warburg Pincus. As such, we are reliant on Warburg Pincus for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Warburg Pincus has provided to us regarding its cybersecurity program that are relevant to the General Partner and the Fund.

Warburg Pincus maintains a comprehensive written information security program that contains administrative, technical, and physical safeguards that it believes are reasonably designed to (i) ensure the security and confidentiality of investor information; (ii) protect against any anticipated threats or hazards to the security or integrity of investor information; (iii) protect against unauthorized access to or use of investor information that could result in substantial harm or inconvenience to any investor; and (iv) seek to resolve and mitigate the impact of cybersecurity incidents to the extent they might occur.

Warburg Pincus utilizes a variety of protective measures as a part of its cybersecurity program. To minimize the risk of unauthorized disclosure, misuse, alteration, destruction or other compromise of sensitive information, the Chief Information Officer (“CIO”) ensures that Warburg Pincus (i) takes reasonable steps in selecting, implementing, maintaining, upgrading and periodically testing reasonable technical, administrative, and physical information safeguards (including physical protection, network firewalls, relevant security software, information processing, storage, transmission, and disposal services); (ii) employs appropriate password protection and encryption of electronic information where necessary or as required by law; (iii) periodically assesses potential cybersecurity threats and vulnerabilities; and (iv) has established designated systems and applications intended to store and process investor personal information. Warburg Pincus also arranges appropriate privacy training for relevant employees, and new employees are required to acknowledge that they will adhere to Warburg Pincus’ confidentiality and security standards and must be familiar with its privacy and information security program before handling such information.

Warburg Pincus tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Warburg Pincus examines its cybersecurity program periodically with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as those established by the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Warburg Pincus conducts attack and penetration testing that simulates real world circumstances. The testing assessed Warburg Pincus’ exposures to identify where underlying process enhancements may be needed relative to infrastructure, applications and people. Warburg Pincus’ CIO and other senior staff participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Warburg Pincus experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.

In addition to Warburg Pincus’ internal exercises to test aspects of its cybersecurity program, Warburg Pincus periodically conducts attack and penetration assessments that focus on current state infrastructure components of external, internal and wireless networks, including assessment of firewalls.

Warburg Pincus maintains a Cyber and Data Security Incident Response Plan (the “IRP”), designed to respond to information security incidents to protect its investors, employees and portfolio companies, and to comply with regulatory requirements. As appropriate, an incident response team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing escalation, monitoring and remediating actions to be taken during and after the resolution of an incident.

Warburg Pincus maintains a formal cybersecurity risk management process, designed to identify and assess cybersecurity and data protection risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Warburg Pincus’ CIO periodically discusses and reviews cybersecurity risks and related mitigants with its Information Protection and Cybersecurity Committee (the “Cybersecurity Committee”) and incorporates relevant cybersecurity risk updates and metrics in the periodic enterprise-wide risk management report.

Warburg Pincus also has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies sponsored by Warburg Pincus such as the Fund. The Compliance Officer, the CIO or a designee will review all prospective arrangements with respect to third parties who, through their service to the Firm, will receive, maintain, process, or otherwise be permitted to access sensitive information to confirm that (i) the service provider is capable of maintaining appropriate security measures to protect such sensitive information, consistent with all applicable laws and regulations; and (ii) Warburg Pincus has entered into an agreement with the service provider that requires the service provider to implement and maintain appropriate safeguards to ensure such protection for sensitive information, including provisions to protect the sensitive information from unauthorized access, use, alteration, disclosure, acquisition, destruction or other compromise.

For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Warburg Pincus in managing these risks, see “Item 1A. Risk Factors—Risks Related to our Business and Structure” in this Report.

Cybersecurity Governance

Warburg Pincus has formed the Cybersecurity Committee to assist Warburg Pincus in evaluating, on an ongoing basis, the adequacy of its information technology infrastructure and policies and procedures with respect to (i) securing third party information in Warburg Pincus’ possession, as well as its proprietary assets, and (ii) safeguarding its systems and critical infrastructure from cyber intrusions. The Cybersecurity Committee is intended to be comprised of representatives from a cross-section of Warburg Pincus to approach cybersecurity as an organization-wide risk management issue. In fulfilling these responsibilities, the Cybersecurity Committee assesses cybersecurity risks and obligations of Warburg Pincus from a commercial, reputational, legal and regulatory perspective. The Cybersecurity Committee seeks to assess these matters with a view to determining which cybersecurity risks to (i) avoid, (ii) mitigate, (iii) accept or (iv) transfer through insurance products, as appropriate. In addition, the Cybersecurity Committee evaluates the effectiveness of the implementation of Warburg Pincus’ policies and procedures and the governance structure that supports them. The Cybersecurity Committee has also developed and maintains the Firm’s Incident Response Plan.

Warburg Pincus’ CIO has extensive experience in cybersecurity and technology. Warburg Pincus’ CIO is responsible for all aspects of cyber and physical security across Warburg Pincus. He has over 20 years of global experience helping organizations shape and execute information technology strategies to complement their business strategy, driving information technology investment to business outcomes and building world-class IT organizations, including having previously served as the Chief Information Officer for HR at Accenture.

As discussed above, Warburg Pincus conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CIO is responsible for the review of Warburg Pincus’ cybersecurity framework annually as well as on an event-driven basis as necessary. The CIO also reviews the scope of Warburg Pincus’ cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Warburg Pincus’ information and systems.

The Board of Directors and the Audit Committee are responsible for understanding the primary cybersecurity risks to our business. The Audit Committee is responsible for reviewing Warburg Pincus’ IT security controls with management and evaluating the adequacy of Warburg Pincus’ security program, compliance and controls with management.

Warburg Pincus’ CIO will report to the Board of Directors and/or the Audit Committee periodically on cybersecurity matters, including risks facing the Fund or Warburg Pincus and, as applicable.

Item 2. Properties

The Fund’s principal place of business is located at 450 Lexington Avenue, New York, New York, 10017, and is provided by the Sponsor. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Neither we, the General Partner nor the Manager are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us, the General Partner or the Manager. From time to time, we, the Sponsor or Warburg Pincus may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding Units will be offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D. There is no public market for our Units currently, nor can we give any assurance that one will develop. Our Units are not listed or traded on any recognized securities exchange.

Transfer Restrictions

Because our Units are being acquired by Unitholders in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (i) except as described below in accordance with the requirements under the Partnership Agreement and (ii) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, a Unitholder must be willing to bear the economic risk of investment in the Units unless and until we accept their repurchase or transfer. For more information, also see “Risk Factors—Risks Related to an Investment in our Units—There is no public trading market for the Units and Unitholders will bear the risks of owning Units for an extended period of time due to limited repurchases.” No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by the General Partner. No transfer shall be valid or effective without the written consent of the General Partner.

Unitholders may transfer part or all their Units in accordance with the Partnership Agreement, but must provide no less than thirty (30) calendar days’ notice to the General Partner (or such reasonably shorter period as is agreed to by the General Partner) of any requested transfer, and submit an executed form to the Transfer Agent, which form shall be provided by the Transfer Agent upon request and provide such information in relation to the proposed transfer and the proposed purchaser, transferee, assignee, participant, encumbering person or any other involved person as may be requested by the General Partner or the Transfer Agent. The General Partner may refuse such requested transfer for certain reasons (and the absence of consent from the General Partner shall be considered a refusal of such transfer), including, but not limited to, a transfer to a prohibited person or if such transfer may jeopardize the Fund’s or the Feeder’s status as partnership which is not a publicly traded partnership under the Code. Any transfer requests that are refused due to the publicly traded partnership threshold being exceeded may be processed during the next available transfer period. Any transfer requests that are refused must be resubmitted in a future period in order to be reconsidered by the General Partner. Under the Partnership Agreement, no more than 2% of the aggregate number of Units may be transferred by Unitholders in any fiscal year (which limitation may be increased or decreased by the General Partner upon the advice of counsel). Certain transfers which are exempt from rules relating to publicly traded partnerships may be permitted and not counted towards this limitation (e.g., transfers at death, transfers between certain family members and transfers in which the transferee receives a transferred tax basis).

Any transferee must provide the Fund with a duly completed subscription document, any required AML/KYC documents and any additional information or documentation as requested by the General Partner or its delegate in connection with the transfer and by the transferee’s broker or financial intermediary, as applicable. It is the policy of the General Partner to recognize transfers as of the beginning or end of a calendar month. Any attempted assignment or substitution not made in accordance with the Partnership Agreement will be cancelled and of no force or effect.

Each transferor agrees that it will pay all costs and expenses incurred by the Fund and the General Partner in connection with such transfer, including, without limitation, attorneys’ and accountants’ fees incurred by the Fund and any transfer, stamp, documentary or other similar taxes in connection with a transfer of Units by such transferor, including in connection with any in-house legal, administrative, accounting, finance, tax, compliance or other similar services provided by the Fund, General Partner, Manager or their respective affiliates related to such transfer. Such expenses shall be due and payable on the day the transferee is admitted to the Fund as a substitute Unitholder.

Holders

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for disclosure regarding the holders of our Units.

Dividends, Distributions and Reinvestments

No Unitholder shall have the right to withdraw capital from the Fund or to receive any distribution or return of its subscription. Further, the Fund, and the General Partner on behalf of the Fund, shall not be required to make a distribution to any Unitholder on account of its interest in the Fund if such distribution would violate the DRULPA or other applicable law. WP ACE does not expect to make distributions on a regular basis. The amount of any distributions WP ACE may pay in the future is uncertain. Any distributions WP ACE makes are at the sole discretion of the General Partner, taking into account factors that it determines to be necessary, appropriate and/or advisable, including the amount of any Fund Expenses (including any contingent or anticipated expenses), payments and fees with respect to any indebtedness, Performance Participation Allocation, Applicable Other Fees, anticipated investments, capital expenditures, existing and anticipated repurchase offers, liquidity needs, reserves, the requirements of applicable law and any other factors determined by the General Partner. As a result, WP ACE’s distribution rates and payment frequency may vary from time to time. There is no assurance WP ACE will pay distributions in any particular amount, if at all.

Unitholders of record as of the record date set by the General Partner will be eligible for distributions declared. Unless otherwise determined by the General Partner, all distributions of cash shall be made to the Unitholders in amounts proportionate to the aggregate NAV of the Units held by the respective Unitholders on the applicable record date. The per Unit amount of distributions may vary from Class to Class if different Class-specific fees and expenses are deducted from the gross distributions for each Class. For more information on the DRIP that WP ACE expects to adopt, see “Item 1. Business—Distribution Reinvestment Plan.”

Valuation Policy and Calculation of NAV

The purchase and repurchase price for Units will not be based on any public trading market but will be based on WP ACE’s NAV. The calculation of the NAV for purposes of subscriptions, repurchases and other purposes described herein shall be made in accordance with the methodology set forth in the Valuation Policy, which will be approved by the Board of Directors. Such methodology may differ in certain respects from the methodology required pursuant to GAAP. While there will be independent valuations of Direct Investments from time to time, the valuation of certain Investments may be inherently subjective, and WP ACE’s NAV may not accurately reflect the actual price at which Investments could be liquidated on any given day. WP ACE’s accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements.

It is expected that the NAV for each Class will first be determined as of the end of the first full month after the Fund has accepted third party investors and begun investment operations. Thereafter, the NAV for each Class will be calculated monthly by the Manager.

The NAV will be based on the month-end values of Investments (including debt and other securities), the addition of the value of any other assets (such as cash on hand), and the deduction of any liabilities, including the allocation/accrual of the Management Fee, the Performance Participation Allocation, and the deduction of expenses attributable to certain Classes (including Applicable Other Fees), as adjusted by the Manager as it determines is appropriate to reflect distributions, contributions, investments, capital expenditures, expenses, obligations, liabilities, income or other events occurring after the date of valuation through the applicable date of determination, in all cases as described in the Fund’s offering documents and determined in accordance with the valuation policies and procedures adopted by WP ACE (as may be amended from time to time in the General Partner’s sole discretion). The Manager retains the discretion to amend, modify or supplement the Valuation Policy and waive any provision thereof; that any such amendments, modifications or supplements that are materially adverse to the Unitholders in the aggregate shall require the consent of the Independent Directors. For the calculation of WP ACE’s NAV for financial reporting purposes, WP ACE will use GAAP.

The monthly NAV per Unit for each Class will generally be available around the 20th Business Day of the following month. Each Class of Units may have a different NAV per Unit as a result of different Applicable Other Fees.

The General Partner may, but is not obligated to, suspend the determination of NAV and/or the Fund’s offering and/or repurchases where (i) the circumstances so require and (ii) the suspension is reasonably deemed to be in the best interests of Unitholders, including if a state of affairs exists which, in the view of the General Partner, makes the determination of the price or value or makes the disposition of Investments impractical or prejudicial to Unitholders, there is a breakdown in the means of communication or computation normally employed in determining the price or value of any of the Fund’s assets, or a valuation is under dispute and the General Partner has determined that it is necessary to postpone the calculation of the NAV. Any such suspension shall be notified to the concerned Unitholders. No Units will be issued or repurchased during such suspension period.

Direct Investments

Investments or Instruments that are Publicly Traded in Active Markets

In the absence of special circumstances, publicly traded portfolio investments are valued at market value. Market value is determined based on the closing price on the exchange on which the security is principally traded (as determined by volume and activity) at the measurement date.

If market quotations are not readily available, the fair value will be determined in good faith by the Manager using a widely accepted valuation methodology on the valuation date.

In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to publicly traded price may be appropriate in those cases and the amount of the discount will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.

Investments or Instruments that are not Publicly Traded

Privately held portfolio investments, including the Fund’s Direct Investments, which may not have readily ascertainable market values, are valued at fair value, which is the estimated amount that would be received to sell the portfolio investment in an orderly transaction between market participants at the measurement date. Generally, the fair value of private investments is adjusted when a significant third-party investment or financing event has occurred or there is a significant change in the financial condition or operating performance of the portfolio company which would indicate either an increase or decrease in fair value. Various valuation techniques and inputs are considered in valuing private portfolio investments, including purchase multiples paid in other comparable third-party transactions, comparable public company trading multiples, discounted cash flow analysis, market conditions, liquidity, current operating results, and other pertinent information. The Fund’s Direct Investments will generally initially be valued at cost as the Fund’s recent purchase value may be considered a strong indication of current market value. However, to the extent the Manager does not believe a Direct Investment’s cost reflects the current market value, the Manager may adjust such valuation. When the Manager determines the fair value of the Fund’s Direct Investments, the Manager updates the prior month-end valuations by incorporating the latest available financial data for such Direct Investments, as well as any cash flow activity related to the Investments during the month. The month-end process is not expected to take into consideration all factors that are included in the quarterly process (as described below). On a quarterly basis, as additional information is received from management of the Fund’s Direct Investments, the Manager will also value the Fund’s Direct Investments utilizing the more detailed valuation procedures as described below. The Manager may also engage one or more qualified, independent valuation advisors to provide positive assurance for the valuations of each of the Fund’s Direct Investments prepared by the Manager and/or more detailed “range of value” analysis on a rolling basis throughout the year.

The Manager will value the Fund’s Direct Investments using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions, including a market approach, income approach or combination of both. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. When utilizing the market approach, multiples are applied to the most recent and relevant operating performance metric of the portfolio investment as appropriate, including historical and/or forecasted revenue, EBITDA, net income or other relevant operating performance metric. Considering the diversification of most of the portfolio company holdings, there is no single benchmark or range of multiples to which one can look for purposes of assessing fair value for all companies. Judgment must be applied in light of the company’s position in its market and the industry and geography in which it operates. In addition, for certain companies, the most relevant valuation metrics may be non-financial metrics, particularly in situations in which scientific or geological discoveries are critical to the business. To the extent applicable, available information regarding recent investment activity in portfolio company securities, or those of its competitors, is considered in the valuation process. Consideration is also given to exchange rate fluctuations for investments denominated in foreign currencies or companies whose values are tied to foreign currencies. Under the income approach, the fair value is derived based on the present value of cash flows that a portfolio investment or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods and/or recent round of financing. In addition, the Manager may use a primary approach and a secondary approach to corroborate the results of the primary approach. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.

In addition, the Manager may, but is not obligated to, monitor the Fund’s Direct Investments on an ongoing basis for events that the Manager believes may have a material impact on the Fund’s NAV as a whole. Material events may include investment-specific events or broader market-driven events that may impact more than one specific investment. Upon the occurrence of such a material event and provided that the Manager is aware that such event has occurred, the Manager may, but is not obligated to, provide an estimate of the change in value of the Direct Investment, based on the valuation procedures described herein. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the monthly NAV.

The Manager may engage independent valuation advisors in the future. While the independent valuation advisors are responsible for reviewing valuations and/or providing a range of value (as applicable), the independent valuation advisors are not responsible for, and do not determine the fair value of the Fund’s Direct Investments and do not calculate the Fund’s NAV. The Manager is ultimately responsible for the determination of the Fund’s NAV.

Investments in Investment Funds (Primary Commitments and Secondary Investments)

Primary Commitments and Secondary Investments, in both affiliated and unaffiliated investment funds, are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. If the latest NAV of an investment fund is not available at the time the Fund is calculating its NAV, the Manager will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment related capital calls and deducting the nominal amount of investment related distributions from the NAV as reported.

In addition to tracking the NAV plus related cash flows of the Fund’s Investments in investment funds, the Manager may, but is not obligated to, track relevant issuer-specific events or broader market-driven events related to the Fund’s Investments in investment funds that the Manager believes may have a material impact on the Fund’s NAV as a whole.

Upon the occurrence of such a material event and provided that the Manager is aware that such event has occurred, the Manager may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund, applying the valuation methodologies for Direct Investments outlined above. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the Fund’s monthly NAV.

Debt and Other Securities

In general, debt and other securities will be valued monthly by the Manager based on market quotations or at fair value determined in accordance with the Valuation Policy. For the avoidance of doubt, acquisitions and dispositions of debt and other securities will be reflected in the Fund’s NAV on an as-settled basis.

Pricing Sources

Pricing sources consist of third-party pricing services and broker quotes. Pricing services aggregate, evaluate and report pricing data from a variety of sources, including the observed trades of identical or similar securities/instruments, broker quotes, model-based valuations, internal fundamental analysis and research. Broker quotes are marks provided by a broker or dealer of the financial instrument. In cases where the pricing data obtained from an independent source is model based, the Manager is permitted to either perform the procedures necessary to gain an understanding of that model or run its own model to corroborate the independent source.

Bank Loans

Broadly syndicated bank loans are valued using composite or evaluated prices from pricing services. In the absence of availability of market prices from commercial sources, the Manager will obtain independent broker bid/ask quotes. Broker quotes are marks provided by a broker or dealer of the financial instrument.

Corporate Bonds

Corporate bonds are valued using the average bid/ask price as reported on the measurement date. The Manager will obtain an independent broker bid/ask quotes directly from counterparties. In the absence of bid/ask prices, the mid-price is used. In the absence of a mid-price, the day’s closing price will be used and in absence of a closing price, the previous day’s closing price is used.

Convertible Debt

The Manager depends on market data as inputs in determining the appropriate current yield of convertible debt instruments. The Manager determines the general market requirements for risk, return, and structure as of the measurement date and applies those to the facts and circumstances of each investment. The conversion feature of the convertible debt instrument is valued at fair value using various methods including option pricing models such as the Black-Scholes and Binomial Lattice Models. The fair value depends upon the contractual terms of the convertible debt instrument and the availability of observable inputs. Such inputs include the market value of the referenced public securities, measures of volatility (historic volatility of the referenced public securities and/or the implied volatility of comparable publicly traded options) and correlations of such inputs.

Liabilities

With respect to each Class, the Manager will include the fair value of such Class’s pro rata portion of the Fund’s liabilities as part of the Class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Manager (including the Management Fee), any accrued Performance Participation Allocation, Applicable Other Fees, accounts payable, accrued operating expenses, fund-level borrowings and other liabilities. All of the Fund’s borrowings will be held at cost. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability.

The Manager shall be permitted to rely on the use of internal or external estimates in determining expenses to be borne by the Fund, and the Manager shall have sole discretion to cause the Fund to bear the amount of such estimates without correction or modification in future periods (including as a result of future audits), including for purposes of Unit redemptions, repurchases and distributions, calculating the NAV, and calculating any amounts that are based on such NAVs. Such estimates shall be conclusive and binding on the Fund and the Unitholders, whether or not the amount ultimately incurred by the Fund is higher or lower than such estimates.

Organizational and Offering Expenses incurred through the first anniversary of the Initial Closing Date, or such earlier date as determined by the Manager, will be amortized by the Partnership over a period not exceeding five (5) years for the purpose of calculating NAV.

The Manager shall be permitted to establish holdbacks and reserves for estimated accrued expenses, liabilities and contingencies relating to the Fund (even if not otherwise required by GAAP) determined in good faith by the Manager, which holdbacks or reserves shall be charged and accrued against the NAV of the Fund, in any amounts that the Manager deems necessary or prudent.

Contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment).

Intra-Month Valuations

In the event that it is necessary to determine the NAV of the Fund intra-month, the General Partner shall be permitted to assign values by interpolating the valuations determined as of the prior calendar month-end and the current calendar month-end (or any closer in time valuations), although the General Partner shall be permitted utilize such other valuation methods, and may adjust any such values, as it determines appropriate in its discretion.

Unregistered Sales of Equity Securities

On September 30, 2025, the General Partner purchased 400 Class E Units at a price of $25.00 per Unit as our initial capital. As of December 31, 2025, such affiliate of the Sponsor was our only Unitholder. These Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. No underwriting discounts or commissions were paid with respect to such sale.

Unit Repurchases

For additional information on our Repurchase Program, see “Item 1. Business—Repurchase Program.” The Fund has not yet commenced investment operations and activities and, as a result, it did not repurchase any Units pursuant to the Repurchase Program during the year ended December 31, 2025.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with WP ACE’s financial statement and the related notes included within this Report. In this Report, references to the “Fund,” “WP ACE,” “we,” “us” or “our” refer to Warburg Pincus Access Fund, L.P.

Overview

The Fund was formed on July 18, 2025 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. The investment activities of WP ACE will be carried out through the Aggregator, an affiliate of the Fund.

The Fund’s investment objective is to provide attractive risk-adjusted returns with lower volatility relative to public markets and achieve medium-to-long term capital appreciation primarily through Private Equity Investments. Structured as a perpetual-life strategy, the Fund is expected to accept monthly, fully-funded subscriptions and aims to provide unitholders a liquidity option through quarterly repurchase offers.

The Fund intends to primarily focus on investing in or alongside certain current and future Warburg Pincus-managed strategies or direct transactions, with the objective of seeking to construct a diversified portfolio of investments globally.

Direct Investments will principally be in equity and equity related instruments but may include other securities or interests such as debentures, convertible loan stock, options, warrants or debt instruments which are not equity-related (whether secured or unsecured and whether or not subordinated). Direct Investments may include, without limitation, shares, guarantees, notes, bonds, or other securities, financial or limited partner interests in, or in respect of, or associated with, any entity, vehicle or person and loans (whether secured or unsecured and whether or not subordinated) made to, or acquired by the Fund, in respect of, or associated with, any such entity, vehicle or person.

The Fund will also have the opportunity to invest in opportunistic deals which do not fall under one of Warburg Pincus’s existing strategies, thereby creating potential for an additional value-add for investors. Such investments shall also be considered Direct Investments.

The Fund intends to focus on Direct Investments but may also make capital commitments to Private Commitments and participate in Secondary Investments.

The Fund expects to invest up to 20% of its assets in Debt and Other Securities in order to provide the Fund with income, manage overall portfolio risk and to provide a potential source of liquidity for the Repurchase Program.

The Fund may hold certain investments directly or indirectly through Intermediate Entities. Further, the Fund expects to make Investments through special purpose vehicles, operating companies or platforms, joint ventures, other investment vehicles and listed companies. We may make Investments by investing in or alongside Other Warburg Pincus Funds, subject to the terms and conditions of our and such Other Warburg Pincus Funds’ governing documents.

Key Components of Our Results of Operations

Revenues

We plan to generate revenues primarily from our investments in the Aggregator. The Aggregator will primarily general income via Private Equity Investments, including dividends, distributions and capital appreciation on Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest income from investments in Debt and Other Securities, which are generally expected to be liquid, and may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses

Organizational and Offering Expenses

Organizational and Offering Expenses incurred through the first anniversary of the Initial Closing Date, or such earlier date as determined by the Manager, will be amortized by the Fund over a period not exceeding five (5) years for the purpose of calculating NAV. As of December 31, 2025 the Fund has not accepted any third-party investors.

Management Fee

In consideration for its investment management services, the Manager will be entitled to receive a Management Fee from the Fund and/or any Intermediate Entity, which shall be calculated and paid monthly in arrears as of the last calendar day of each month, commencing on the Initial Closing Date until the final distribution of the Fund’s assets, in an amount equal to the per annum rate applicable to each such Class of Units multiplied by the NAV attributable to the Units in such Class and subject to any further conditions, waivers or fee holidays applicable to such Units in Class.

The Manager may in its sole discretion elect to waive all or any portion of the Management Fee. The Management Fee is equal to 0.85% per annum for Class A1, Class A2, Class A3 and Class A4 Units. The Management Fee is equal to 1.25% per annum for Class B1, Class B2, Class B3, Class B4, Class C1 and Class C2 Units. The Management Fee is equal to 1.00% for Class D Units. There is no Management Fee for Class E Units.

Performance Participation Allocation

The General Partner or any Recipient will be allocated and paid as a distribution a Performance Participation Allocation equal to:

1.

First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Recipient equals 15% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Recipient pursuant to this clause; and

2.	Second, to the extent there are remaining Excess Profits, 15% of such remaining Excess Profits.

The Performance Participation Allocation will be allocated annually and accrue monthly (subject to pro rating for partial periods).

The Recipient may elect to receive the Performance Participation Allocation in Units and/or interests in any Lower Entity. Such Units or interests in Lower Entities may be repurchased by the Fund at NAV at the Recipient’s election (including by distributing in kind an interest in one or more Corporations) and will not be subject to the Repurchase Limitation or the Early Repurchase Deduction.

The Recipient will also be allocated a Performance Participation Allocation with respect to all Units that are redeemed in connection with repurchases or withdrawals of Units in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Units were outstanding and proceeds for any such Unit repurchase will be reduced by the amount of any such Performance Participation Allocation.

The Performance Participation Allocation will be calculated separately with respect to each class of Units taking into account only the Units in the relevant class (and all references herein to the Performance Participation Allocation and the terms used for purposes of calculating the Performance Participation Allocation shall be interpreted accordingly). Class E Units will not be subject to the Performance Participation Allocation.

The Performance Participation Allocation will, as determined in the General Partner’s sole discretion, either (i) result in a reduction of NAV of the applicable Class of Units to which such payment relates or (ii) result in a reduction in Units held by Unitholders of the applicable Class.

The Fund may make distributions to the Recipient in an amount sufficient to permit the payment of the tax obligations of the Recipient and its owners in respect of allocations of income related to the Performance Participation Allocation to the extent not previously taken into account for such purpose or distributed to the Recipient. Any such distributions will be treated as a repurchase of Units from the Recipient and shall not be counted toward the Repurchase Limitation or subject to the Early Repurchase Deduction. Amounts of the Performance Participation Allocation otherwise to be distributed to the Recipient shall be reduced on a dollar-for-dollar basis by the amount of any such prior advances for taxes.

“Total Return” for any period since the end of the prior Reference Period shall equal the sum of:

(i)

all distributions accrued or paid (without duplication) on the Units outstanding at the end of such period since the beginning of the then-current Reference Period (and for this purpose withholding tax on distributions paid by or received by the Fund shall be treated as distributions accrued or paid on the Units); plus

(ii)

the change in aggregate NAV of such Units since the beginning of such period, before giving effect to (x) changes resulting solely from the proceeds of issuances of Units and (y) any allocation/accrual to the Performance Participation Allocation and any Applicable Other Fees; provided that, for this purpose, the aggregate NAV of such Units shall be calculated without taking into account (i) any accrued and unpaid taxes of any Blocker Corporation designated by the General Partner as a “blocker corporation” or any other Lower Entity (or the receipts of such Blocker Corporation or other Lower Entity) through which the Fund directly or indirectly invests in an Investment or taxes paid by any such Blocker Corporation or other Lower Entity since the end of the prior Reference Period or (ii) certain deferred tax liabilities of subsidiaries through which the Fund directly or indirectly invests.

For the avoidance of doubt, the calculation of Total Return will (A) include any appreciation or depreciation in the NAV of the Units issued during the then-current Reference Period and (B) exclude the proceeds from the initial issuance of such Units.

“Hurdle Amount” means, for any Reference Period (or portion thereof), the amount that results in a 5% annualized internal rate of return on the NAV of the Fund’s Units outstanding at the beginning of such Reference Period and all Units issued since the beginning of such Reference Period, calculated in accordance with recognized industry practices and taking into account (i) the timing and amount of all distributions accrued or paid (without duplication) on all such Units and (ii) all issuances of the Units over the period. The ending NAV of the Units used in calculating the internal rate of return will be calculated before giving effect to any allocation or accrual of the Performance Participation Allocation and any Applicable Other Fees and without taking into account (x) any accrued and unpaid taxes imposed on any Blocker Corporation or any other Lower Entity (or the receipts of such Blocker Corporation or other Lower Entity) through which the Fund directly or indirectly invests in an Investment or taxes paid by any such Blocker Corporation or other Lower Entity since the end of the prior Reference Period or (y) certain deferred tax liabilities of subsidiaries through which the Fund directly or indirectly invests. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Units repurchased during such period, which Units will be subject to the Performance Participation Allocation upon such repurchase as described above.

Any amount by which Total Return falls below the Hurdle Amount and that does not constitute a Loss Carryforward Amount, as described below, will not be carried forward to subsequent periods.

The Recipient will not be obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Fund.

“Loss Carryforward Amount” means an amount equal to (i) the sum of the absolute value of any negative Total Returns for Reference Periods following the last Reference Period for which the General Partner received a Performance Participation Allocation (if any, or if none, the Initial Closing Date), reduced (but not below zero) by (ii) the sum of any positive Total Returns for Reference Periods following the last Reference Period for which the General Partner received a Performance Participation Allocation (if any, or if none, the Initial Closing Date); provided that the calculation of the Loss Carryforward Amount shall exclude the Total Return attributable to any Units repurchased during the applicable Reference Period, which Units will be subject to the Performance Participation Allocation upon such repurchase. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset subsequent positive annual Total Return for purposes of the calculation of the Performance Participation Allocation. This is sometimes referred to as a “High Water Mark”.

“Reference Period” means each year ending December 31.

Management Fee Offset

To the extent the Management Fee and/or the Performance Participation Allocation may apply at the level of the Fund or any Lower Entity or Intermediate Entity, Unitholders will only bear such Management Fee and/or Performance Participation Allocation by the Manager or General Partner once.

With respect to WP ACE’s Primary Commitments to, or Secondary Investments in, Other Warburg Pincus Funds, WP ACE is not expected to pay or otherwise bear carried interest, management fees or incentive fees payable to Warburg Pincus unless such management fees are credited against and reduce the next succeeding monthly Management Fee payments (but not below zero) and such carried interest or incentive fees are credited against and reduce the next succeeding Performance Participation Allocations (but not below zero). WP ACE will indirectly bear other expenses in connection with an Investment in or alongside an Other Warburg Pincus Fund, including any investment related expenses and expenses paid to affiliates of Warburg Pincus, administrative expenses and other expenses included in the definition of Fund Expenses (as defined below) as applicable to such Other Warburg Pincus Fund (to the extent applicable). Notwithstanding anything herein to the contrary, in certain limited circumstances WP ACE will bear carried interest, management fees or other incentive compensation, including in connection with equity interests in certain structured investments (e.g., collateralized loan obligations).

In the event that the General Partner, the Manager or any of their affiliates or their respective officers, directors, employees, stockholders, members or partners (other than passive investors or former employees not actively engaged in the business of Warburg Pincus) receive any consulting fees, monitoring fees, investment banking fees, advisory fees, transaction fees, director’s fees, “break-up” fees or similar fees or any other compensation in connection with actual or potential portfolio investments of the Fund (each of the foregoing, net of unreimbursed out-of-pocket expenses incurred by the Manager or its affiliates (and not otherwise reimbursed) in connection with the transaction out of which such fees arose), subject to the remainder of this “Management Fee Offset” section, the Fund’s pro rata share of such amounts shall be credited against and shall reduce the next succeeding monthly Management Fee (but, in each case, not below zero). For the avoidance of doubt, Transaction Fees shall not include amounts paid or reimbursed in respect of services provided by the General Partner, the Manager or any of their affiliates or their respective officers, directors, employees, stockholders, members or partners to real estate investments of the Fund in lieu of third parties providing such services to such persons; provided that any fees payable shall not exceed the rate that the General Partner believes would be payable by the Fund, any of its affiliates and/or such portfolio investment if such services were provided by unaffiliated third parties in the business of providing comparable services in the applicable market based on the General Partner’s general understanding of the relevant market terms (including, to the extent terms in the market are unavailable or are reasonably deemed inapplicable, terms from other comparable markets, including, where appropriate, premiums to reflect differences in such markets, as determined by the General Partner in good faith) without undergoing specific benchmarking to confirm such understanding. For the sake of clarity, (i) Applicable Other Fees are not Transaction Fees, and (ii) certain consultants and Special Limited Partners will, from time to time, receive compensation, including fees, incentive equity or other stock awards (which, for the avoidance of doubt, are permitted to be structured through loans, profits interests or similar arrangements provided by the Fund), from or in respect of one or more Investments, and/or prospective Investments, and will, from time to time, receive reimbursement of expenses from the Fund, any Investment and/or any prospective Investment and consultants (but not Special Limited Partners) will, from time to time, be paid fees from the Fund, and certain personnel are permitted to receive fees to perform jurisdiction-specific administrative functions at one or more registered or administrative offices in a non-U.S. jurisdiction in connection with one or more investments in such jurisdiction, and any such amounts received by such consultants, Special Limited Partners or in respect of such registered or administrative offices will be retained by such persons and will not offset the Management Fee. Additionally, Warburg Pincus and its affiliates are permitted to provide the Fund certain property management and legal and accounting services customary to real estate funds, and receive compensation and/or reimbursement as described in the Partnership Agreement, which amounts will not offset the Management Fee payable by Unitholders.

Fees at Multiple Levels

For the sake of clarity, to the extent that any amounts are received (or deemed to be received) by the general partner, managing member and/or manager of any Other Warburg Pincus Fund (which may be the Manager) (i) in connection with, in respect of or resulting from such Other Warburg Pincus Fund’s (but not the Fund’s) investment or proposed investment in an Investment that relates to a portfolio company of the Fund and (ii) that would not have been generated but for such Other Warburg Pincus Fund’s investment or proposed investment, the amounts received shall not be considered Transaction Fees with respect to the Fund and shall not reduce the Management Fees of the Fund. If the Fund and other persons (including a Parallel Fund, any Other Warburg Pincus Fund or any other co-investor or interest holder (including, for the avoidance of doubt, any current or former portfolio company management, personnel or sellers who have rolled over their interests or reinvested proceeds)) have invested (or committed to invest) or otherwise hold an interest in a portfolio company or potential portfolio company, then any fees of the type included in the definition of “Transaction Fees” will be allocated to the Fund only to the extent of the Fund’s relative ownership in such portfolio company or potential portfolio company held (or proposed to be held) by the Fund on a fully diluted basis or in such other manner as the General Partner determines to be appropriate under the circumstances and only the Fund’s allocable portion of such fees shall be included in calculating “Transaction Fees” for purposes of the Management Fee offset.

WP ACE will indirectly bear other fees, costs and expenses in connection with an Investment in or alongside another Warburg Pincus entity, including any investment related expenses and expenses paid to affiliates of Warburg Pincus, administrative expenses and other fees, costs and expenses included in the definition of Partnership Expenses as applicable to such Warburg Pincus entity (to the extent applicable).

Subscription Fees

Certain distributors or intermediaries (such intermediaries may include, in the sole discretion of the Manager, any Feeder Vehicle, distribution platform or any other intermediary, being referred to as “intermediaries”) through which a Unitholder was placed in WP ACE may charge such Unitholder upfront Subscription Fees of up to (i) 2.0% of NAV on Class A1, B1, A4 and B4 Units and (ii) 3.5% of NAV on Class C1 Units sold in the offering, that are paid by the Unitholder outside of its investment in WP ACE and not reflected in WP ACE’s NAV.

In certain circumstances the Subscription Fees may be paid to the Manager or the Fund (but not reflected in the NAV) and reallocated, in whole or in part, to the financial intermediary that placed the Unitholder into the Fund. No Subscription Fees will be paid with respect to any Units issued pursuant to the Fund’s distribution reinvestment plan.

Servicing Fee

Class A1, Class A2, Class B1, Class B2 and Class C1 Units will bear a Servicing Fee as described in the table below. Such Servicing Fees will be calculated based on the NAV of the applicable Class of Units as of the last day of each month. In calculating the Servicing Fee, WP ACE will use its NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Units. No Servicing Fee will be payable with respect to Class A3, Class A4, Class B3, Class B4, Class C2, Class D and Class E Units.

Class of Units	Servicing Fee Percentage

Class A1 and Class B1	Up to 0.50% per annum of month-end NAV, payable quarterly in arrears

Class A2 and Class B2	Up to 0.25% per annum of month-end NAV, payable quarterly in arrears

Class C1	Up to 0.85% per annum of month-end NAV, payable quarterly in arrears

Class A3, Class A4, Class B3, Class B4, Class C2, Class D and Class E	None

For the avoidance of doubt, the Servicing Fees will be payable by the Fund and Unitholders will not be billed separately for payment of the fees. All or a portion of the Servicing Fee may be paid to the Manager and/or reallowed (paid) to, participating brokers or other financial intermediaries, including to compensate such participating brokers or other financial intermediaries for reporting, administrative and other services provided to a Unitholder by such participating brokers or other financial intermediaries, as applicable. The receipt of the Servicing Fee by a Unitholder’s broker or other financial intermediary will result in a conflict of interest.

Any Subscription Fee, Servicing Fee and any other sales loads, dealer manager fees, commissions or other fees applicable to a Class (but not the Management Fee), shall be referred to herein as “Applicable Other Fees.”

The Servicing Fee will be payable to participating brokers or other financial intermediaries. Any amounts allocated in accordance with the foregoing sentence will compensate such representative for reporting, administrative and other services provided to a Unitholder by such representative. The receipt of the Servicing Fee by a Unitholder’s representative will result in a conflict of interest.

The Manager or its affiliates, out of their own resources and without additional cost to the Fund or the Unitholder, may make additional payments or provide other forms of compensation to intermediaries, including affiliates of the Manager, for the sale of Units and related services. These payments and compensation are in addition to the Servicing Fee paid by the Fund. The level of such payments may be substantial and may be different for different intermediaries. These payments may create incentives on the part of an intermediary to view the Fund favorably compared with investment funds that do not make these payments or that make smaller payments.

Administration

For further information regarding the reimbursement of the costs and expenses incurred by the Sponsor, as applicable, in performing its administrative obligations see “—Fund Expenses” below.

Discretionary Expense Limitation and Reimbursement

The Manager may, in its sole discretion, apply a cap on certain defined Fund Expenses (the “Expense Limitation”) to be borne by the Fund, as applicable, in any given month, and defer the payment and/or reimbursement of such Fund Expenses in excess of such Expense Limitation until such time as the Expense Limitation is removed. The Manager may remove the Expense Limitation at its sole discretion and at any time, and the Fund will repay any excess unreimbursed expenses deferred pursuant to the foregoing sentence and/or any other outstanding unreimbursed amounts of Fund Expenses, within a period not exceeding five (5) years following the date on which the Manager removed the Expense Limitation. WP ACE intends to enter into an Expense Limitation Agreement (the “Expense Agreement”), to be executed upon commencement of operations, the Manager will waive fees that would otherwise be paid by the Fund to ensure that the Specified Expenses, as defined within the Expense Agreement, for any particular class of Units of the Fund do not exceed 0.40%, on an annualized basis, of the monthly net assets of each respective class of WP ACE as of the end of each calendar month. WP ACE agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Agreement and any expenses advanced in excess of the Expense Limitation for such class, provided the repayments do not cause annual operating expenses for that class to exceed the Expense Limitation in place at the time WP ACE repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated.

Fund Expenses

The Manager and its affiliates will be responsible for their day-to-day overhead expenses, including office expenses and employee compensation.

The Fund will pay all Fund Expenses. As used herein, “Fund Expenses” means all fees, costs, expenses and liabilities (together in each case with any amounts in respect of any relevant Taxes (as defined in the Partnership Agreement) (if any)) (together, “Expenses”) incurred in connection with the operation, management, administration, business, activities, termination, winding-up, dissolution and liquidation of the Fund, its direct or indirect subsidiaries and their respective activities, business and actual or potential portfolio companies (to the extent not borne or reimbursed by a subsidiary or actual or potential portfolio company) other than General Partner Expenses (and shall promptly reimburse the General Partner, the Manager or their affiliates, as the case may be, to the extent that any of such Expenses are paid by such entities), including all Expenses relating or attributable to:

1.

Organizational, structuring, fundraising and offering activities of the Fund, the Parallel Funds and the General Partner (including legal, accounting, printing, mailing, the preparation of, and negotiations with respect to, the Partnership Agreement, the Investment Management Agreement, the Fund’s private placement memorandum and the Subscription Agreements, subscription processing and filing costs, any side letter agreements, due diligence costs of participating placement agents or financial intermediaries, costs in connection with preparing sales materials, design and website costs, transfer agent, administrator and depository costs, costs to attend retail seminars sponsored by participating broker-dealers and costs of travel, lodging, entertainment and meals) (collectively, “Organizational and Offering Expenses”);

2.

(A) attorneys, technical advisors’, accountants, appraisers, consultants, intermediaries, valuers, finance or credit support providers, banks, investment bankers, service providers (including shared fund platform service providers), auditors, depositaries, administrators, executives/entrepreneurs-in-residence, experts, finders, investment bankers, underwriters, loan and other servicers, valuation agents, collection and administrative agents, pricing service providers, secondees and professional advisers and custodians appointed by the Fund or by the General Partner, the Manager or any other affiliate of the General Partner in respect of Fund activities, together with Overhead Costs of certain personnel to perform jurisdiction-specific administrative functions at one or more registered or administrative offices in a non-U.S. jurisdiction in connection with one or more investments in such jurisdiction and all other third-party costs, fees and expenses incurred in relation to the Fund, including any Taxes, Expenses and/or other governmental charges levied against the Fund, as well as other external Expenses that are related to the Fund and its Investments (whether consummated or unconsummated) such as (i) identifying, sourcing, evaluating and negotiating potential Investments, and (ii) acquiring, structuring (including regulatory and tax matters), holding, restructuring, financing, refinancing, protecting, monitoring, valuing and realizing Investments including amounts incurred directly or indirectly in connection with any Investment, as determined by the General Partner in its sole discretion, (iii) bookkeeping and administration costs and payments, (iv) dissolution of the Fund, (vi) protecting the confidential or non-public nature of any information or data, (vii) auditing and reporting, (viii) inquiries and investigation settlements, (ix) tax returns, tax audit and tax reporting, tax compliance and review of the tax position of the Investments, (x) the Fund’s compliance with applicable legislation or regulations and otherwise securing compliance with applicable regulatory requirements including, without limitation, securing compliance with applicable know-your-customer requirements and any ongoing administrative, governance and compliance services necessary for the operation of the Fund and its portfolio companies, (xi) any costs of or related to the “partnership representative” of the Fund or independent representative of the Fund, (xii) filing fees, and (xiii) investment-related travel costs, and (B) Overhead Costs and other costs incurred, charged or specifically attributed or allocated by the General Partner, the Manager and/or their affiliates in respect of internal personnel performing accounting, fund administration, legal, financial, reporting, tax, internal audit and/or compliance services for the Fund, Intermediate Entities, Investments or portfolio companies;

3.	depositary, trustee, record keeping, banking, rating, safekeeping, custodial and other bank or similar services;

4.	the preparation of the Fund’s financial statements, tax returns, tax estimates, Schedules K-1 (as applicable) and similar forms;

5.	any borrowing or guarantee or other credit support or hedging permitted pursuant to the Partnership Agreement (whether or not consummated) and any principal and interest payments thereof;

6.

any valuation committee and any technical advisory board assisting the Fund, including meetings thereof or out-of-pocket expenses related to such meetings, expenses incurred in connection with the engagement of third-party advisors, and any other expenses incurred by any such valuation committee and any technical advisory board and their respective members in connection with such valuation committee and any technical advisory board’s activities, as applicable;

7.

Taxes and other governmental charges, fees and duties payable by the Fund to federal, state, local and other governmental agencies (including any value added tax (VAT) applicable on any fees, costs, expenses liabilities and obligations relating to the Fund and/or its activities), other than with respect to taxes on investments;

8.

the annual meetings and any other meetings of the Fund or for one or more Unitholders (in each case) (whether in person or via webcast or other video conference (and any subscription or hosting costs related thereto)), including any costs associated with venue, set-up, room and board, dining, entertainment, gifts, events or speakers and other meeting or conference-related costs attributable to the Unitholders, portfolio investment management or personnel and/or other Fund constituents in connection with any such meetings;

9.

reporting to the Unitholders or portfolio investment-related matters and any other reporting, notification or other filing obligations (including the preparation and filing of Form PF, filings required under the Exchange Act (including Form 13F, Form 13H, Section 16 filings, Schedule 13D filings and Schedule 13G filings), any forms, schedules, reports, filings, information or other documents prepared with respect to the U.S. Foreign Account Tax Compliance Act and any comparable non-U.S. filings, and reports to be filed with the Commodities Futures Trading Commission), reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Fund and its Intermediate Entities engages in activities and any related regulations, or the laws and/or regulations of jurisdictions in which the Fund engages in activities and/or any other regulatory filings, notices or disclosures of the Manager and/or its affiliates relating to the Fund and their activities, compensation and Expenses of the independent directors (including venue, food and beverage, travel and accommodation Expenses (and any cancellation fees associated with any of the foregoing)), and Expenses associated with any legal counsel or other third-party service providers, or advisors retained by, at the direction of or for the benefit of the board of directors, as well as software, hardware, technology and systems development and implementation and developing, acquiring and maintenance costs related to each of the foregoing to the extent attributable to activities undertaken for the benefit of the Fund’s investment and operational activities;

10.

legal, regulatory and compliance Expenses of the Fund and its activities (but not of the Manager), including the Fund’s (but not the Manager’s) compliance with any applicable law, rule or regulation, any reporting, sustainability, governance or other obligations or standards (including fees and Expenses relating to the use of any paying agent, administrator, consulting or other third-party service provider utilized in connection with any of the foregoing) and the cost of complying with side letter arrangements;

11.	third parties incurred in connection with energy, sustainability, governance and sustainability-related programs and initiatives with respect to the Fund or its Investments;

12.

actual, potential, contemplated and/or threatened litigation, mediation, arbitration or other dispute resolution process-related Expenses, including damages, settlements, and/or reimbursement obligations;

13.	indemnification and advancement payments and expenses pursuant to the Partnership Agreement;

14.

insurance related to protecting the Fund, the General Partner, the Manager, and each of their employees, directors and officers and any indemnified person in connection with the affairs of the Fund, including directors and officers liability, fidelity bond, cybersecurity, errors and omissions liability, crime coverage and general liability premiums and other insurance (including costs related to any retention or deductibles and broker costs and commissions) for the Fund, the General Partner, the Manager, and each of their employees, directors and officers, and the costs of any consultants or other advisors utilized in the procurement, review, maintenance and analysis of insurance;

15.	winding up and liquidating the Fund;

16.	any withdrawal, transfer or proposed transfer of Units or any Unitholder’s name change, internal restructuring or change in trustee, registered agent or custodian;

17.

developing, licensing, subscribing for, implementing, maintaining, upgrading or otherwise associated with any web portal, extranet tools, computer software (including portfolio research, tracking, monitoring, data collection, investor onboarding and subscription processing, investor reporting and communications, risk monitoring, service provider oversight, side letter compliance, accounting, “know-your-client”, ledger systems, financial management, communications and cybersecurity) or other administrator tools (including subscription-based services) for the benefit of Fund or the Unitholders (but not the Manager), including expenses related to third parties’ research, data or obtaining investment activity related market data, tracking and reporting;

18.	in connection with a defaulting Unitholder (including legal, financing and litigation fees and expenses);

19.	any foreign exchange or other currency transaction;

20.	any audit, investigation, regulatory or governmental inquiry or public relations undertaking;

21.	due diligence expenses including third-party diligence software;

22.

brokerage and other intermediaries’ commissions, Expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Unitholders admitted through a placement agent or financial intermediary (to the extent such fees or Expenses are not borne by such Unitholders directly), and similar fees and other investment costs incurred by or on behalf of the Fund;

23.

travel (including, where appropriate as determined by the General Partner, the cost of using private aircraft or other private or chartered air travel (including the use of a private or chartered aircraft owned, partially owned or leased by the Manager, its affiliates or any of their beneficial owners or employees)) and related (such as food and lodging) and entertainment expenses;

24.	transfer taxes and costs related to the registration or qualification for sale of securities;

25.

reverse break up or similar fees or Expenses incurred by the Fund or any acquisition vehicle through which the Fund directly or indirectly participates in connection with investments not consummated by the Fund;

26.

out-of-pocket expenses in connection with the investigation, acquisition, monitoring, holding, assistance, maintenance or disposition of investments, including the costs incurred by any Intermediate Entity utilized to hold or facilitate investments or other non-U.S. structures that facilitate investments in certain non-U.S. geographies, including salary and benefits of any personnel and related overhead for persons that are not full-time employees of Warburg Pincus and which persons are deemed by the General Partner in good faith to be necessary for maintaining such investments and operating any holding vehicles for such assets, in each case to the extent not paid for by a portfolio investment or prospective portfolio investment;

27.	derivatives and hedging transactions;

28.	information technology, including licensing and maintenance fees;

29.	tax audit, inquiry, investigation, settlement or review of the Fund and any costs of or related to the “partnership representative”;

30.	filing, title, transfer, survey, registration and other similar activities;

31.	the operation, administration and activities of the Fund;

32.

distribution services (including any service provider that is an affiliate of the Manager engaged on an arms’ length basis) and access to any distribution platform, distribution network and any other related distribution services, clearing and/or settlement of subscriptions and/or repurchases and/or conversions (including through any service providers and/or any intermediary), including in respect of any “know-your-client” and similar screening provided in connection therewith;

33.

the preparation of documentation relating to, and otherwise giving effect to, any Subscription Agreements, any transfer of Units between Unitholders, any actual or potential merger, split of Units or Repurchase (to the extent not paid by the relevant transferring Unitholder(s)) on an ongoing basis;

34.

brokerage commissions, prime brokerage fees, custodial expenses, agent bank and other bank service fees, travel and related Expenses and other investment costs, fees and Expenses actually incurred in connection with actual Investments;

35.	organizing, sponsoring and/or attending seminars and/or marketing events with participating Intermediaries (as defined in the Partnership Agreement) in relation to the Fund;

36.	listing or de-listing of any Units on any recognized stock exchange (including costs incurred in connection with maintaining such listing and/or complying with any listing or de-listing requirements);

37.

rating agencies (including those engaged by or on behalf of the Fund, the Board, the Manager, or lenders or other finance providers in connection with the rating of credit facilities, the Fund and/or any Investments), valuation experts, bank services and loan pricing services (including deposits or down payments);

38.

investment activities of the Fund (including, but not limited to, the sourcing, researching, developing, evaluating, negotiating, structuring, acquiring (including settling of and seeking regulatory approval for, where applicable), consummating, holding, administering, monitoring, financing, refinancing, hedging, trading, managing, restructuring and disposing of actual and potential Investments) and other similar costs in connection therewith, including costs related to attending trade association and/or industry meetings, conferences or similar meetings (including with prospective portfolio companies or other similar companies) and any other costs associated with vehicles through which the Fund directly or indirectly participates and including for the avoidance of doubt, (i) any Expenses that are forfeited in connection with, or amounts paid as a penalty for, unconsummated transactions; (ii) any advisers compensation; and (iii) other Expenses associated with retaining any advisers;

39.

the settlement of loans, securities and other instruments (including derivative instruments), trade executions and other trade-related documentation (including Expenses incurred in connection with legal counsel, expert review of legal documents, and by any vendors, service providers and/or any counterparty);

40.	all negative interest on any account balances of the Fund;

41.

developing, structuring, operating and winding up any Intermediate Entities or related entities in various jurisdictions formed for or utilized by a Fund entity to conduct aspects of the Fund’s investment activities (including to acquire, hold or dispose of any Investment) and other operations (including, without limitation, any Expenses incurred by the Manager related to (i) the establishment or maintenance of any such Intermediate Entities or related entities; (ii) the compensation, consulting fees and retainer fees of any personnel of, and contractors appointed by the Manager (including any contractor that is an affiliate of the Manager engaged on an arms’ length basis), which, in each case, are responsible for the establishment or maintenance of such Intermediate Entities or related entities; and (iii) other related overheads (including travel and accommodation Expenses));

42.	all other extraordinary Expenses relating to any Fund entity and/or any Investments;

43.

any amendments, restatements or other modifications, waivers, consents or approvals pursuant to the Partnership Agreement, the Fund’s private placement memorandum and/or the constitutional or governing documents of any Fund entity and the preparation, distribution and implementation thereof, including where such amendment, restatement, modification, waiver, consent or approval expense is incurred in relation to compliance with applicable laws and regulations (including in relation to environmental, social and governance and climate change related matters);

44.

any other Expenses related to the Fund’s operations, as well as any other out-of-pocket and/or third-party expenses that the General Partner and/or the Manager determines, in their sole discretion, to be allocable to the Fund; and

45.	any other Expenses approved by the Independent Directors.

To the extent Fund Expenses include accrued expenses, such expenses will be determined on a best-estimate basis.

“Overhead Costs” shall mean an allocable share of the compensation, benefits and overhead costs (including rent, office equipment and utilities) of the relevant personnel specifically charged, allocated or attributed by the General Partner and/or the Manager or their affiliates to the Fund, Intermediate Entities, Investments or portfolio companies; provided that any such compensation costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services.

WP ACE will bear any extraordinary expenses it may incur, including any litigation expenses.

With respect to WP ACE’s Primary Commitments to, or Secondary Investments in, Other Warburg Pincus Funds, WP ACE is not expect to pay or otherwise bear carried interest, management fees or incentive fees payable to Warburg Pincus unless such management fees are credited against and reduce the next succeeding monthly Management Fee payments (but not below zero) and such carried interest or incentive fees are credited against and reduce the next succeeding Performance Participation Allocations (but not below zero). WP ACE will indirectly bear other expenses in connection with an Investment in or alongside an Other Warburg Pincus Fund, including any investment related expenses and expenses paid to affiliates of the Sponsor, administrative expenses and other expenses included in the definition of Fund Expenses above as applicable to such Other Warburg Pincus Fund (to the extent applicable). Notwithstanding anything herein to the contrary, in certain limited circumstances WP ACE will bear carried interest, management fees or other incentive compensation, including in connection with equity interests in certain structured investments (e.g., CLOs). To the extent the Management Fee and/or the Performance Participation Allocation may apply at the level of WP ACE or any Intermediate Entity, Unitholders will only be charged such Management Fee and/or Performance Participation Allocation by the Sponsor once.

The Manager may, in its sole discretion, apply a cap on certain defined Fund Expenses to be borne by the Fund, as applicable, in any given month, and defer the payment and/or reimbursement of such Fund Expenses in excess of such Expense Limitation until such time as the Expense Limitation is removed. The Manager may remove the Expense Limitation at its sole discretion and at any time, and the Fund will repay any excess unreimbursed expenses deferred pursuant to the foregoing sentence and/or any other outstanding unreimbursed amounts of Fund Expenses, within a period not exceeding five (5) years following the date on which the Manager removed the Expense Limitation.

Hedging

WP ACE is permitted, but is not obliged to, utilize a wide variety of derivative financial instruments for risk management purposes or efficient portfolio management. As such, we are permitted, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Fund’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful. The Manager may review the hedging policy of the Fund from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Fund at the relevant time.

Results of Operations

As of December 31, 2025, we had not yet commenced investment activities.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2025, we have not yet commenced commercial activities. On September 30, 2025, the General Partner purchased 400 Class E Units at a price of $25.00 per Unit as our initial capital. As of December 31, 2025, such affiliate of the Sponsor was our only Unitholder.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) investments in portfolio companies and other Investments, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Repurchase Program, and (v) cash distributions (if any) to the holders of our Units to the extent declared by the General Partner.

Critical Accounting Policies

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material to the financial statements.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on WP ACE, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Financial Statement” in “Item 8. Financial Statements and Supplementary Data” of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. We plan to invest primarily in Private Equity Investments. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in WP ACE’s NAV may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Valuation Policy and Calculation of NAV.”

Item 8. Consolidated Financial Statements and Supplementary Data

Set forth below is an index to our consolidated financial statements attached to this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholder and the Board of Directors of Warburg Pincus Access Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Warburg Pincus Access Fund, L.P. (the “Fund”) as of December 31, 2025, the related consolidated statements of operations, changes in net assets and cash flows for the period from July 18, 2025 (Inception) to December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2025, and the results of its operations, changes in net assets, and its cash flows for the period from July 18, 2025 (Inception) to December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2025.

New York, New York

January 29, 2026

Warburg Pincus Access Fund, L.P.

Consolidated Statement of Assets and Liabilities

December 31, 2025
Assets
Cash	$10,000
Deferred Offering Costs	2,774,379

Total Assets	$2,784,379

Liabilities
Due to Affiliate	$6,266,068

Total Liabilities	$6,266,068

Commitments and Contingencies (Note 4)
Net Assets/(Deficit)
Class A1 units, unlimited units authorized, no Units issued and outstanding	—
Class A2 units, unlimited units authorized, no Units issued and outstanding	—
Class A3 units, unlimited units authorized, no Units issued and outstanding	—
Class A4 units, unlimited units authorized, no Units issued and outstanding	—
Class B1 units, unlimited units authorized, no Units issued and outstanding	—
Class B2 units, unlimited units authorized, no Units issued and outstanding	—
Class B3 units, unlimited units authorized, no Units issued and outstanding	—
Class B4 units, unlimited units authorized, no Units issued and outstanding	—
Class C1 units, unlimited units authorized, no Units issued and outstanding	—
Class C2 units, unlimited units authorized, no Units issued and outstanding	—
Class D units, unlimited units authorized, no Units issued and outstanding	—
Class E units, unlimited units authorized, 400 issued and outstanding	$(3,481,689)

Total Net Assets/(Deficit)	$(3,481,689)

Total Liabilities and Net Assets/(Deficit)	$2,784,379

Net Asset Value per Class E Unit - $ (8,704.22)

Warburg Pincus Access Fund, L.P.

Consolidated Statement of Operations

For the period from July 18, 2025 (Inception) to December 31, 2025
Expenses
Organizational Costs	$3,248,995
Professional Fees	150,000
Directors’ Expenses	67,694
Other Fees	25,000
Total Expenses	$3,491,689

Net Investment Income (Loss)	$3,491,689

Net Increase/ (decrease) in net assets resulting from operations	$(3,491,689)

Warburg Pincus Access Fund, L.P.

Consolidated Statement of Changes in Net Assets

	Class E Units	Total Net Assets/(Deficit)
Balance at July 18, 2025	$-	$-
Subscriptions	$10,000	$10,000
Net Investment Income (Loss)	(3,491,689)	(3,491,689)

Balance at December 31, 2025	$(3,481,689)	$(3,481,689)

Warburg Pincus Access Fund, L.P.

Consolidated Statement of Cash Flows

For the period from July 18, 2025 (Inception) to December 31, 2025
Operating Activities:
Net Decrease in Net Assets Resulting from Operations	$(3,491,689)
Adjustments to Reconcile Net Decrease in Net Assets From Operations to Net Cash Used in Operating Activities:
Cash Flows due to Changes in Operating Assets and Liabilities:
Increase in Deferred Offering Costs	(2,774,379)
Increase in Due to Affiliate	6,266,068
Net Cash Used in Operating Activities	$—

Financing Activities:
Proceeds from subscriptions	$10,000
Net Cash Provided by Financing Activities	$10,000

Net Increase in Cash	$10,000
Cash, Beginning of Period	—

Cash, End of Period	$10,000

Warburg Pincus Access Fund, L.P.

Notes to Consolidated Financial Statements

1. Organization

Warburg Pincus Access Fund, L.P. (“WP ACE” or the “Fund”) is a Delaware limited partnership formed on July 18, 2025 (“Inception”) as a private fund exempt from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), pursuant to Section 3(c)(7) thereof. The Fund’s investment objective is to provide attractive risk-adjusted returns with lower volatility relative to public markets and achieve medium-to-long term capital appreciation primarily through investments in global private markets. Structured as a perpetual-life strategy, the Fund is expected to accept monthly, fully-funded subscriptions and aims to provide unitholders a liquidity option through quarterly repurchase offers.

The Fund expects to conduct a continuous private offering of its limited partnership units (the “Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and the rules thereunder). The Fund’s initial closing date will be the date on which it first accepts third-party investors and begins investment operations (the “Initial Closing Date”). The Fund initially filed its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on August 29, 2025. As of December 31, 2025, the Fund has not accepted third party investors and has not commenced its investment activities. The Fund’s first fiscal period is from July 18, 2025 (Inception) to December 31, 2025 and therefore no comparative results were presented in the accompanying consolidated financial statements. No financial highlights were presented as the Fund has not yet commenced operations as of December 31, 2025.

Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership, serves as the Fund’s general partner (the “General Partner”). At formation, the Fund entered into an Initial Agreement of Limited Partnership with the General Partner and the initial limited partner of the Fund. This Initial Agreement of Limited Partnership will be amended through an Amended and Restated Agreement of Limited Partnership, to be entered into in connection with the Fund’s commencement of operations (the “Limited Partnership Agreement”). Pursuant to the Limited Partnership Agreement, overall responsibility for oversight of the Fund will rest with the General Partner, subject to certain oversight rights held by the Fund’s board of directors (the “Board” or the “Board of Directors”). The General Partner will delegate the Fund’s operating and management activities to Warburg Pincus LLC (the “Manager”), a New York limited liability company. The Manager is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Pursuant to the management agreement that will be entered into between the Manager and the Fund in connection with the Fund’s commencement of operations (the “Management Agreement”), the Manager will be responsible for initiating, structuring and negotiating the Fund’s investments, as well as actively managing each investment to seek to maximize value. The Fund accepted its initial seed capital from the General Partner on September 30, 2025.

On September 30, 2025, the Fund entered into an administrative services agreement and custody agreement with the Bank of New York Mellon (“BNY”) pursuant to which BNY will act as the administrator (the “Administrator”) and custodian (the “Custodian”), respectively, and pursuant to which BNY will provide various accounting, transfer agent, custodian and administrative services to the Fund upon its commencement of operations. As of December 31, 2025, the Fund had not commenced operations and therefore no administration or custody fee was incurred and accrued or paid.

Unless otherwise defined herein, all capitalized terms are defined in the Limited Partnership Agreement or the Fund’s private placement memorandum.

The Fund will invest through its wholly owned subsidiary, Warburg Pincus Access Aggregator, L.P. (the “WP Access Aggregator”) which in turn will invest in Warburg Pincus Access Master Aggregator, L.P. (the “WP Master Aggregator”). The WP Access Aggregator was formed on September 18, 2025; however, the WP Access Aggregator has not commenced operations as of December 31, 2025. The WP Master Aggregator was formed on July 24, 2025, however as of December 31, 2025 the WP Master Aggregator has not accepted any capital contributions or commenced operations.

Warburg Pincus Access Fund, L.P.

Notes to Consolidated Financial Statements – Continued

The Fund intends to primarily focus on investing in or alongside certain current and future Warburg Pincus-managed strategies or direct transactions, with the objective of seeking to construct a diversified portfolio of investments globally (“Direct Investments”).

Direct Investments will principally be in equity and equity related instruments but may include other securities or interests such as debentures, convertible loan stock, options, warrants or debt instruments which are not equity-related (whether secured or unsecured and whether or not subordinated). Direct Investments may include, without limitation, shares, guarantees, notes, bonds, or other securities, financial or limited partner interests in, or in respect of, or associated with, any entity, vehicle or person and loans (whether secured or unsecured and whether or not subordinated) made to, or acquired by the Fund, in respect of, or associated with, any such entity, vehicle or person.

The Fund will also have the opportunity to invest in opportunistic deals which do not fall under one of Warburg Pincus’s existing strategies, thereby creating potential for an additional value-add for investors. Such investments shall also be considered Direct Investments.

The Fund intends to focus on Direct Investments but may also make capital commitments to funds or accounts (including continuation vehicles) that are or will be managed by Warburg Pincus or third-party fund managers (“Primary Commitments”) and participate in secondary market purchases of existing interests in other funds managed by the Manager or its affiliates or funds managed by third-party fund managers (“Secondary Investments”). Each Direct Investment, Primary Commitment, and Secondary Investment shall be considered a “Core Investment.”

The Fund expects to invest up to 20% of its assets in debt and other types of instruments, including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities,” and together with the Core Investments, the “Investments”), in order to provide the Fund with income, manage overall portfolio risk and to provide a potential source of liquidity for redemptions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services-Investment Companies. The functional currency of the Fund is U.S. dollars and these consolidated financial statements have been prepared in that currency. Financial highlights have not been presented as the Fund has not commenced operations.

Principles of Consolidation

In accordance with ASC 946, the Fund generally does not consolidate its investment in a company unless the Fund has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates in its consolidated financial statements the accounts of its wholly owned subsidiary, WP Access Aggregator, given it meets the criteria. All significant intercompany balances and transactions have been eliminated in consolidation.

Warburg Pincus Access Fund, L.P.

Notes to Consolidated Financial Statements – Continued

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents may consist of deposits with financial institutions, money market funds and other short-term investments with an initial maturity of three months or less and are carried at cost, which approximates fair value. At times, the Fund may have bank balances in excess of federally insured limits. As of December 31, 2025, the Fund held only cash at one financial institution.

Organizational costs

Organizational costs are comprised principally of costs of incorporating the Fund and the WP Master Aggregator and the costs of legal services and other fees pertaining to the Fund and its subsidiaries. Organizational costs are expensed as incurred. As of December 31, 2025, organizational costs of $3,248,995 were incurred and recorded in the accompanying Consolidated Statement of Operations for U.S. GAAP purposes. For purposes of determining the net asset value for subscriptions and redemptions (“Transactional NAV”) such costs will be amortized over 60 months. Refer to Note 4 – Commitments and Contingencies for further information.

Offering costs

Offering costs are comprised principally of fees associated with the preparation of the Fund’s registration statement on Form 10 under the Exchange Act and in connection with the continuous offering of Units of the Fund. Other offering costs include travel, marketing and other such activities, as included within the Fund’s private placement memorandum, which are associated with the offering of the Units. Offering costs will be capitalized as a deferred expense and amortized over a twelve-month period from commencement of operations for U.S. GAAP purposes. For purposes of Transactional NAV such costs will be amortized over 60 months. As of December 31, 2025 offering costs of $2,774,379 were incurred and recorded in the accompanying Consolidated Statement of Assets and Liabilities as Deferred Offering Costs. Refer to Note 4 – Commitments and Contingencies for further information.

Professional Fees

Professional Fees are comprised solely of the audit fees associated with the filing of the annual report on Form 10-K.

Income Taxes

The Fund is treated as a partnership for income tax purposes and is not subject to income tax. The Fund intends to operate through subsidiaries, some of which may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Segment Reporting

The Fund operates as a single reportable segment as the Fund has a single investment strategy. The Chief Executive Officer of the Fund acts as the Fund’s Chief Operating Decision Maker (the “CODM”) and is responsible for assessing performance and making decisions about resource allocation with respect to the Fund. The CODM assesses performance primarily based on the Fund’s net increase/(decrease) in net assets resulting from operations. As of December 31, 2025, the CODM has concluded that the Fund is a single reportable segment, as such the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as total assets and the significant segment expenses are presented on the accompanying Consolidated Statement of Operations.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. The Manager is currently evaluating the impact of this guidance on the Fund’s consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Notes to Consolidated Financial Statements – Continued

3. Related Party Transactions

Performance Participation Allocation

Pursuant to the Fund’s Limited Partnership Agreement, to be executed upon commencement of operations, the General Partner, or any other entity designated by the General Partner (“Recipient”), will be allocated a performance participation (“Performance Participation Allocation”) by the Fund equal to:

1. First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Recipient equals 15% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Recipient pursuant to this clause; and

2. Second, to the extent there are remaining Excess Profits, 15% of such remaining Excess Profits.

Such allocation will be measured on a calendar year basis, will be allocated annually and accrued monthly (subject to pro-rating for partial periods). The Recipient may elect to receive the Performance Participation Allocation in Units and/or interests in Lower Entities. Such Units and/or interests in Lower Entities may be repurchased by the Fund at Transactional NAV at the Recipient’s election (including by distributing in kind to the Recipient an interest in one or more Corporations) and will not be subject to the volume limitations or the early repurchase deduction of the Unit Repurchase Program (as defined below). Class E Units will not be subject to Performance Participation Allocation.

Management Fee

In consideration for investment management services, the Fund’s Management Agreement, to be executed upon commencement of operations, provides that the Fund will pay the Manager a management fee (the “Management Fee”) on the Transactional NAV of the class of Units. The Management Fee is calculated and payable monthly in arrears, equal to, for each calendar month commencing on the Initial Closing Date, for the following classes of Units (i) 0.85% of Transactional NAV per annum for Class A1, Class A2, Class A3, Class A4, (ii) 1.25% of Transactional NAV per annum for Class B1, B2, B3, B4, C1 and C2 and (iii) 1.00% of Transactional NAV per annum for Class D, in each case, before giving effect to any accruals for the Management Fee, Applicable Other Fees, the Performance Participation Allocation, any repurchases (and pending Unit repurchases), any distributions and without taking into account any accrued and unpaid taxes of any intermediate entity through which the Fund indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. Class E Units will not be subject to a Management Fee.

The Manager may elect to receive the Management Fee in cash, Units and/or shares or units of any Intermediate Entities. If the Management Fee is paid in Units, such Units may be repurchased at the Manager’s request and will not be subject to the repurchase limitations of the Fund’s Unit Repurchase Program.

Due to Affiliate

The Manager has advanced all costs incurred by the Fund through December 31, 2025. The Manager will advance the Fund’s Organizational and Offering costs through the first anniversary of the Initial Closing Date. In addition to Organizational and Offering costs, due to affiliate comprises also of Fund Expenses such as Professional fees and Directors’ fees and other fees, all of which are paid or are expected to be paid by the Manager on behalf of the Fund and will be reimbursed to the Manager over a period not exceeding five (5) years from commencement of operations.

WP ACE Lux

Warburg Pincus Access Fund S.A. SICAV (“WP ACE Lux”), a Luxembourg Société d’investissement à Capital Variable open-ended investment company, was formed in accordance with the laws of Luxembourg, and will invest, indirectly through one or more subsidiaries into the WP Master Aggregator. While the Fund and WP ACE Lux have substantially similar investment objectives and strategies and are expected to have overlapping investment portfolios, the Fund and WP ACE Lux will be operated as distinct investment structures. As of December 31, 2025, WP ACE Lux had not accepted any subscriptions and had not yet commenced operations.

Warburg Pincus Access Fund, L.P.

Notes to Consolidated Financial Statements – Continued

WP ACE (TE) Feeder

On October 14, 2025, the General Partner formed Warburg Pincus Access Fund (TE), L.P., (the “TE Feeder”), a Delaware limited partnership formed for the benefit of certain unitholders with particular tax characteristics. The TE Feeder intends to invest in the Fund indirectly through one or more non-U.S. entities treated as corporations for U.S. federal income tax purposes which in turn, intends to invest in corresponding Units in the Fund. The TE Feeder will be obligated to bear, without duplication, its proportional share of the Fund’s expenses. The TE Feeder is expected to invest in the Fund. As of December 31, 2025, the TE Feeder had not accepted any subscriptions and had not yet commenced operations.

Affiliates

The General Partner, Manager, WP Master Aggregator, WP ACE Lux and TE Feeder are affiliates of the Fund.

4. Commitments and Contingencies

The Manager will advance organizational and offering costs on the Fund’s behalf through the first anniversary of the Fund’s Initial Closing Date or such earlier date as determined by the Manager, after which the Fund will amortize over a period not exceeding 60 months. Additionally by way of the Expense Limitation Agreement (“Expense Agreement”), to be executed upon commencement of operations, the Manager will waive fees that would otherwise be paid by the Fund to ensure that the Specified Expenses, as defined within the Expense Agreement, for any particular class of Units of the Fund do not exceed 0.40%, on an annualized basis, of the monthly net assets of each respective class of Units of the Fund as of the end of each calendar month. The Fund agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Agreement and any expenses advanced in excess of the Expense Limitation for such class, provided the repayments do not cause annual operating expenses for that class to exceed the Expense Limitation in place at the time the Fund repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated.

5. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of Units of each Unit class.

The Fund intends to offer twelve classes of Units: Class A1, Class A2, Class A3, Class A4, Class B1, Class B2, Class B3, Class B4, Class C1, Class C2, Class D and Class E Units. Class D Units of the Fund will generally only be available for purchase (i) by family members of Warburg Pincus investment professionals, employees and advisors, consultants, current and former portfolio executives, advisors and other individuals with a pre-existing business relationship with Warburg Pincus (including, in each case, their respective related estate- and tax-planning vehicles), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the Fund’s private placement memorandum. Class E Units of the Fund will generally only be available for purchase (i) by Warburg Pincus, the Manager, the General Partner or their respective affiliates, the Fund’s Directors and officers, and Warburg Pincus’ investment professionals, employees, advisors, and certain former investment professionals and employees, including certain Special Limited Partners (which, for this purpose, shall include estate- and tax-planning vehicles and other entities funded by or associated with such persons), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the Fund’s private placement memorandum.

It is expected that the Transactional NAV for each Unit class will first be determined as of the end of the first full month after the Fund has accepted third-party investors and has begun investment operations. Thereafter, the Transactional NAV for each Unit class will be calculated monthly by the Manager. The Transactional NAV will be based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, the Performance Participation Allocation and the deduction of expenses attributable to certain Unit classes, such as applicable Servicing Fees. Differences are expected to arise between the Transactional NAV and net asset value calculated under U.S. GAAP as a result of differing methodologies between the two in for instance the treatment of certain expenses.

Warburg Pincus Access Fund, L.P.

Notes to Consolidated Financial Statements – Continued

Class A1 and Class B1, A2 and B2 and C1 will bear a Servicing Fee, payable to a financial intermediary, in an amount equal to, on an annualized basis, 0.50%, 0.25% and 0.85% respectively, of Transactional NAV of each class of Units as of the last day of each month. In calculating the Servicing Fee, the Fund will use the Transactional NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Fund’s Units. No Servicing Fee will be payable with respect to Class A3, A4, B3, B4, C2, D and E. The purchase price per Unit of each class is equal to the Transactional NAV per Unit for such class as of the last calendar day of the immediately preceding month. The initial subscription price for Units will be $25.00 per Unit plus applicable subscription fees. The purchase price per Unit of each class is equal to the Transactional NAV per Unit for such class as of the last calendar day of the immediately preceding month.

Unit issuances are expected to be made on a monthly basis with quarterly redemptions pursuant to the redemption program (the “Unit Repurchase Program”). The General Partner intends to implement a program whereby it would repurchase, in any calendar quarter, up to 5% of the aggregate Transactional NAV attributable to the Units as of the close of the previous calendar quarter, but there is no guarantee that the Fund will be able to make such repurchases. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for a certain minimum time period (which period of time varies depending on the class of Units) will be subject to an early repurchase price deduction equal to 5% of the value of the Transactional NAV of the Units being repurchased. Furthermore, the General Partner may, with the approval of the independent directors of the Board, suspend or make modifications to the Unit Repurchase Program that could be materially adverse to the unitholders in the aggregate. As a result, WP ACE may repurchase fewer Units than have been requested to be repurchased or Unit repurchases may not be available at all each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, affect compliance with any of its credit facilities which have restrictive covenants limiting certain activities, including the repurchase of Units, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. The Fund shall not be obligated to liquidate any of its portfolio investments in order to satisfy repurchase requests.

Certain distributors or intermediaries (such intermediaries may include, in the sole discretion of the Manager, any feeder vehicle, distribution platform or any other intermediary, being referred to as “intermediaries”) through which a unitholder was placed in the Fund may charge such unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (i) 2.00% of Transactional NAV on Class A1, B1, A4 and B4 Units and (ii) 3.5% of Transactional NAV on Class C1 Units sold in the offering, that are paid by the unitholder outside of its investment in the Fund and not reflected in the Fund’s net asset value. No Subscription Fee will be payable with respect to Class A2, A3, B2, B3, C2, D and E.

On September 30, 2025, the General Partner purchased 400 Class E Units as the Fund’s initial capital. As of December 31, 2025, the General Partner was the Fund’s sole unitholder. There were no other issuances of Units during the fiscal period from Inception through December 31, 2025.

6. Subsequent Events

Subsequent events have been evaluated through January 29, 2026, the date the consolidated financial statements were available to be issued.

On January 28, 2026, Christine Fuchs was appointed to the Board as an additional Director and was determined to be an Independent Director. As discussed with the Board on January 28, 2026,WP Master Aggregator intends to initiate the acquisition of certain secondary interests in funds managed by the Manager from affiliates of the General Partner.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure, nor have there been any changes in the Fund’s accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC.

Item 9B. Other Information

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

On January 28, 2026, Christine Fuchs was appointed to the Board and was determined to be an Independent Director. Ms. Fuchs has also been appointed as a member of the Audit Committee, effective immediately.

Christine is an experienced board director and investor with expertise across public and private equity markets. Christine spent 12 years at Wellington Management Co. LLP, a global investment management firm with over $1.3 trillion in client assets, where she served as a Global Industry Analyst and Sector Fund Manager covering consumer staples equities from 1996 to 2006, and later as Associate Director of Global Industry Research from 2006 to 2008, serving on key management committees. Since 2016, she has invested in early-stage private companies at the pre-seed and seed stages through Launchpad Venture Group. Christine brings public company board experience, having served from 2019 to 2024 as an Independent Director of Cambridge Trust Co. (NASDAQ: CATC), an SEC-regulated bank and wealth advisor. Christine holds a BA in Economics and Management from Beloit College, an MBA in Finance from The Wharton School of the University of Pennsylvania, and is a Chartered Financial Analyst (CFA). In 2023, she completed a certificate program in Artificial Intelligence for Decision Making: Business Strategies and Applications through Wharton Executive Education.

There are no family relationships between Ms. Fuchs and any director or executive officer of the Fund, and she is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.

Ms. Fuchs will receive the standard compensation available to the Fund’s Independent Directors, which is described in “Item 11. Executive Compensation—(b) Compensation of Directors.”

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner.

As of December 31, 2025, the Board consisted of seven members, three of whom are Independent Directors and all of whom have served on the Board since October 14, 2025. On January 28, 2026, Christine Fuchs was appointed to the Board and was determined to be an Independent Director. Our General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.

Board of Directors and Executive Officers

Information regarding the Board of Directors and executive officers are set forth below:

Name	Year of Birth	Position	Position Held Since
Non-Independent Directors:
James Neary	1964	Chair of the Board, Director	2025
Steven Glenn	1968	Director	2025
Edward Huang	1978	Director	2025
Harsha Marti	1976	Director	2025
Independent Directors:
Steven Gartner	1959	Director	2025
Cecilia Herbert	1949	Director	2025
Alfred Fichera	1959	Director	2025
Christine Fuchs	1969	Director	2026
Executive Officers:
Christopher Turner	1963	Chief Executive Officer	2025
Megan Kilcourse	1984	Chief Financial Officer	2025
David Sreter	1971	Chief Operating Officer	2025
Jenna Macartney(1)	1989	Chief Commercial Officer	2025
Matthew Porter	1979	General Counsel	2025

(1)	Ms. Macartney has provided notice to the Fund and the General Partner that she will resign her position as Chief Commercial Officer of the Fund effective March 31, 2026.

Each Director serves a term of one year, which is renewable by the General Partner in its sole discretion, or until such Director’s earlier death, disqualification, removal or resignation. The address for each of our directors is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.

Each officer holds office at the pleasure of the General Partner until his or her successor is duly appointed and qualified.

Biographical Information

Directors

Our Directors have been divided into two groups—Independent Directors and Non-Independent Directors.

Non-Independent Directors

James (“Jim”) Neary joined Warburg Pincus in 2000, and is Co-Head of U.S. Private Equity and a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. During his career at Warburg Pincus, Jim has led or co-led industrials and business services; late-stage technology-enabled services; technology, media & telecommunications; capital markets; and healthcare. Prior to joining Warburg Pincus, he was a Managing Director at Chase Securities. He is on the Board of Trustees of The Mount Sinai Health System, The Eaglebrook School, the Lincoln Center for the Performing Arts, and Ownership Works. He received a BA in Economics and Political Science from Tufts University and an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was the Eugene Lerner Finance Scholar.

Steven Glenn joined Warburg Pincus in 2007, and is Chief Financial Officer and Chief Operating Officer of the firm and is a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. He leads the firm’s Operations Management Group and is responsible for all Financial Administration and Treasury functions in his role as Chief Financial Officer and oversees all operational functions in his role as Chief Operating Officer. Prior to joining Warburg Pincus, he was a Partner in Ernst & Young’s Transaction Advisory Services Group. He is a member of the American Institute of Certified Public Accountants. Steven is the former Treasurer of the Make-A-Wish Foundation of New Jersey and is actively involved with Lunch Break of Red Bank. He is a Certified Public Accountant, received a BS from Binghamton University, an MS from SUNY Albany and a JD from Fordham University.

Edward (“Eddie”) Huang joined Warburg Pincus in 2014, and is Global Head of Fundraising and Investor Relations and a member of the Executive Management Group. He is based in New York. When he joined Warburg Pincus, Eddie was based in Hong Kong where he served as Head of Fundraising and Investor Relations in Asia Pacific until 2021. Prior to joining Warburg Pincus, he was a Managing Director at Goldman Sachs in the Asset Management Division (GSAM) based in Hong Kong. Eddie worked at Goldman Sachs for 14 years holding positions in investment banking and capital markets and headed GSAM’s North Asia institutional business. In this capacity, he advised pension funds, insurance companies and central banks on asset management solutions across cash, fixed income, equities and alternative investments. Eddie received a BA from the University of Pennsylvania and is a CFA Charterholder.

Harsha Marti joined Warburg Pincus in 2007, and is Chief Legal Officer and Head of New Solutions and a member of the Executive Management Group. He is based in New York. As Chief Legal Officer, he oversees legal and regulatory matters with respect to the firm. As Head of New Solutions, Harsha also works closely with the firm’s Executive Committee on strategic initiatives including continuation vehicle issuances and launching new products. Prior to joining Warburg Pincus, Harsha was at the law firm of Kirkland & Ellis LLP in New York where he was an attorney focused on private equity transactions. He is a member of the bar in New York. He is a member of the Executive Committee of Law Board of the Northwestern Pritzker School of Law and the Board of Directors of the Brooklyn Community Foundation. Harsha received an SB in Materials Engineering from the Massachusetts Institute of Technology and a JD/MBA from the Northwestern Pritzker School of Law and the Kellogg School of Management.

Independent Directors

Alfred (“Al”) Benedict Fichera is a member of the Fund’s Board of Directors where he serves as an Independent Director. Al served in various capacities for KPMG LLP from 1982 until his retirement in 2019, including as Global Head of Alternative Investments, National Asset Management Leader, National Partner-in-Charge of Alternative Investments, and as an Audit Partner for nearly 25 years. Since 2021, Al has served as an expert witness for asset management organizations involving matters including valuation, board governance and SEC filings. Al serves on several non-profit boards and councils, and acts as a speaker, moderator and panelist on a variety of conferences relating to audit and accounting matters. Al holds a BS in Accounting from Merrimack College and is a licensed CPA in New York and Massachusetts.

Steven (“Steve”) Gartner is a member of the Fund’s Board of Directors where he serves as an Independent Director. He spent his more than 35-year career at Willkie Farr & Gallagher LLP, an international law firm with offices throughout the U.S. and Europe, from 1984 until his retirement in 2020, during which time he served as Co-Chairman (2010 to 2020), a member of the firm’s Executive Committee (2000 to 2020) and a partner in the firm’s Corporate and Financial Services Department (1993 to 2020). In addition to his duties as Co-Chairman of Willkie Farr & Gallagher LLP, Steve was nationally recognized as one of the leading practitioners in the area of private equity and mergers and acquisitions, having advised boards of directors, audit committees, shareholders and senior management on various strategic transactions in the healthcare, healthcare services, technology and telecom sectors, among others. Steve holds a BSBA in Accounting from Georgetown University and a JD from St. John’s University School of Law.

Cecilia Healy Herbert is a member of the Fund’s Board of Directors where she serves as an Independent Director. Cecilia has been a trustee of the iShares Trust Fund and Director of iShares US ETF Trust since 2005, serving as Chair of both from 2016 through 2021 and as chair of the equity performance and nominating and governance committees from 2022 through 2024. Cecilia has been a member of the contracts and audit committees thereof since 2005. Previously, Cecilia served as a trustee of the Thrivent Church Loan and Income Fund from 2019 through 2022 and as a trustee and member of the finance, audit and quality committees of Stanford Health Care from 2016 through 2025. Cecilia has also previously served as trustee of the Montgomery Funds from 1992 through 2003, the Pacific Select Funds from 2004 through 2005, the Forward Funds from 2009 through 2018 and the Salient Funds from 2015 through 2018. Cecilia has served as a Trustee of WNET, New York’s public media station, since 2011 and has been a member of its investment committee since 2011 and its personnel committee since 2022. She was appointed to the Wyoming State Investment Funds Committee in 2022 which advises the State’s Treasurer’s Office on asset allocation and manager selection. She became a member of the Governing Council of the Independent Directors Council in 2018. Cecilia has been on numerous non-profit boards, chairing investment and finance committees. She holds a double major in Economics and Communications from Stanford University and an MBA from Harvard Business School.

Christine Fuchs is a member of the Fund’s Board of Directors where she serves as an Independent Director. She is an experienced board director and investor with expertise across public and private equity markets. Christine spent 12 years at Wellington Management Co. LLP, a global investment management firm with over $1.3 trillion in client assets, where she served as a Global Industry Analyst and Sector Fund Manager covering consumer staples equities from 1996 to 2006, and later as Associate Director of Global Industry Research from 2006 to 2008, serving on key management committees. Since 2016, she has invested in early-stage private companies at the pre-seed and seed stages through Launchpad Venture Group. Christine brings public company board experience, having served from 2019 to 2024 as an Independent Director of Cambridge Trust Co. (NASDAQ: CATC), an SEC-regulated bank and wealth advisor. Christine holds a BA in Economics and Management from Beloit College, an MBA in Finance from The Wharton School of the University of Pennsylvania, and is a Chartered Financial Analyst (CFA). In 2023, she completed a certificate program in Artificial Intelligence for Decision Making: Business Strategies and Applications through Wharton Executive Education.

Executive Officers

Christopher (“Chris”) Turner joined Warburg Pincus in 2005 and is a member of the Fundraising and Investor Relations group where he focuses on strategic co-underwrite partnerships. He is based in New York. Previously, he led the firm’s Capital Markets group, a position he held through 2021. He also served as the firm’s Chief Administrative Officer and head of the U.S. Investment Support group (now the Value Creation Team) from 2013 through 2020. Prior to joining Warburg Pincus, Chris was a Managing Director at Goldman Sachs. He is a member of the Breakthrough T1D (formerly JDRF) International Board of Directors, where he has served as Chair of the Finance & Investment Committee and Nomination & Governance Committee, the Council on Foreign Relations, where he serves on the Committee on Corporate Affairs, and a member of the Johnson College Advisory Board at Cornell University. He has lectured at Columbia Business School and the Wharton School on Private Equity and Corporate Finance. Chris received a BS from Cornell University and an MBA in Finance from The Leonard N. Stern School of Business at New York University.

Megan Kilcourse joined Warburg Pincus in 2009, and is Co-Head of Fund Accounting and Operations. She is based in New York. Prior to joining Warburg Pincus, Megan worked at Deloitte L.L.P. She holds a BBA and a Master’s of Accounting from the College of William and Mary.

David Sreter joined Warburg Pincus in 2015, and is the Chief Financial Officer of Warburg Pincus LLC, Head of Transactions & Operations and a member of the Executive Management Group. He is based in New York. As Head of Transactions & Operations, he is responsible for transaction structuring across the firm’s investment portfolio as well as related operational matters. Prior to joining Warburg Pincus, he was a Partner at Ernst & Young where he led the Global and Americas Transaction Tax business and specialized in structuring domestic and cross-border transactions. He is a member of the tax sections of the American Bar Association and New York State Bar Association. David received a BS in Accounting from the State University of New York at Albany and his JD and LLM (Taxation) degrees from the New York University School of Law.

Jenna Macartney joined Warburg Pincus in 2018, and is a Director in the Fundraising and Investor Relations group. She is based in New York. Previously, Jenna worked in the Private Capital Group at Jefferies and at MVision Private Equity Advisers. Jenna began her career in the Investment Banking Division of Raymond James as a member of the Financial Technology and Consumer groups. She received a BA in Politics from Bates College.

Matthew (“Matt”) Porter joined Warburg Pincus in 2021, and is an Assistant General Counsel who focuses on legal aspects of the firm’s fund formation and fundraising efforts, and works closely with the firm’s Fundraising, Accounting and Tax teams. He is based in New York. Prior to joining Warburg Pincus, Matt was a Managing Director and Associate General Counsel at AIG and led the Alternatives, Equities and External Mandates legal team. Prior to AIG, he was an attorney at Sidley Austin LLP where he focused on representing financial institutions and insurance companies across a wide range of transactions. He received a BA in Political Science from Columbia University and a JD from New York University School of Law.

Leadership Structure and Oversight Responsibilities

Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board. We will execute the Investment Management Agreement pursuant to which the Manager, an affiliate of the General Partner, will manage the Fund on a day-to-day basis. As of December 31, 2025, the Board was composed of seven members, three of whom are Independent Directors. On January 28, 2026, Christine Fuchs was appointed to the Board and was determined to be an Independent Director. The status of an Independent Director under our Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The Independent Directors shall be unaffiliated with the General Partner and the Manager. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the Sponsor in fulfilling their oversight responsibilities. The Board will have an Audit Committee, which will be comprised solely of Independent Directors. The Audit Committee will be responsible for approving our auditor, as selected by the General Partner, and approving our financial statements, among other matters. For more information see, “—Committees—Audit Committee.”

The General Partner may appoint directors to the Board from time to time. Each Director will serve a term of one year, which is renewable by the General Partner in its sole discretion, or until such Director’s earlier death, disqualification, removal or resignation. The General Partner shall have the right to change or replace any Independent Director for Cause and any director that is not an Independent Director with or without Cause. The approval or consent of the Board will constitute equivalent approval or consent with respect to any Intermediate Entity or Lower Entity to the extent such approval or consent is sought by the General Partner. The Board will function in accordance with the Fund’s governance guidelines and Warburg Pincus’ code of ethics. Members of the

Board have the benefit of certain exculpation and indemnification provisions set forth in the Partnership Agreement. Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule 14a-8 of the Exchange Act. For more information, also see “—Biographical Information” for further information regarding the members of the Board. Specifically, a majority of non-abstaining Independent Directors is authorized to give the Fund’s consent or approval required of the Fund under the Advisers Act, including under Section 206(3) thereof, and other matters involving actual or potential conflicts of interest, including, subject to limited exceptions described in the Partnership Agreement, with regard to the assignment or other transfer of the interest held by the General Partner. Except for certain transactions as set forth in further detail in the Partnership Agreement, all transactions involving (i) the purchase or sale of assets or (ii) any extension of credit, in each case, to or by the Fund, on the one hand, and an Other Warburg Pincus Fund, on the other hand, shall require the consent of a majority of the non-abstaining Independent Directors. Except for certain transactions as set forth in further detail in the Partnership Agreement, all transactions involving (i) the purchase or sale of assets or (ii) the extension of credit, in each case, to or by (A) the Fund, an Intermediate Entity, or a portfolio company of the Fund, on the one hand, and a portfolio company of an Other Warburg Pincus Fund, on the other hand, or (B) a portfolio company of the Fund, on the one hand, and an Other Warburg Pincus Fund or portfolio company of an Other Warburg Pincus Fund, on the other hand, shall, in each case, be conducted on terms that, taken as a whole, are fair and reasonable to the Fund, on economic terms that are not materially less favorable to the Fund than could be obtained from unaffiliated third parties and consistent with the best interests of the Fund (each as determined in the sole discretion of the General Partner to the extent not presented to the Independent Directors for review and approval). Approval of a majority of the non-abstaining Independent Directors shall also be required to approve (i) the suspension of (A) the calculation of the NAV of the Units, or (B) the Repurchase Program; (ii) any modification that is materially adverse to the Unitholders in the aggregate to (x) the Fund’s Valuation Policy or (y) the Repurchase Program; and (iii) fair valuation of any investment in a portfolio company or other private asset of the Fund that the General Partner has determined to value outside of the applicable range provided by an independent valuation advisor.

Committees

The Board of Directors has an Audit Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is composed of Messrs. Fichera and Gartner and Mses. Herbert and Fuchs, all of whom are Independent Directors. Mr. Fichera serves as Chair of the Audit Committee. Our Board determined that Mr. Fichera is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The General Partner may appoint additional independent directors to the Audit Committee from time to time.

In accordance with its written charter to be adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) approves the Fund’s financial statements and oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (d) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board.

WP ACE Investment Committee

All Investments led by WP ACE are reviewed and approved by the WP ACE Investment Committee and the WP ACE Investment Committee’s process includes ensuring such investments are consistent with the Fund’s investment objective and the portfolio construction targets of the Fund. The WP ACE Investment Committee will review and assess valuations, diligence materials, pricing, structure, liquidity profile and other key metrics related to potential investments proposed by Fund’s management team. The WP ACE Investment Committee will also conduct periodic reviews of the Fund’s allocation targets and portfolio construction. WP ACE will leverage the various investment, asset management, portfolio operations, finance, and legal and compliance professionals located around the globe providing expertise to the PE Platform.

The WP ACE Investment Committee is comprised of the Executive Committee of Warburg Pincus, whose members include some of the most senior and experienced investment professionals at Warburg Pincus, including Jim Neary and Steven Glenn: For information concerning the background of Messrs. Neary and Glenn, see “—Directors and Executive Officers” above. Information concerning the background of the remainder of the members of the WP ACE Investment Committee is set forth below:

Jeffrey (“Jeff”) Perlman joined Warburg Pincus in 2006, and is Chief Executive Officer of Warburg Pincus and a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. Prior to his current role, Jeff served as President of the firm. During his tenure at Warburg Pincus, Jeff has successfully expanded the firm’s business in Asia Pacific, overseeing the firm’s private equity investing activities in Southeast Asia as well as its real estate business across Asia Pacific. In addition, Jeff co-founded and sponsored some of the largest real estate companies in the region, partnering with entrepreneurs to build successful and sustainable companies. Jeff is the Chairman of the Board of Directors for the US-ASEAN Business Council, which works to create trade and investment opportunities in the economies of the Association of Southeast Asian Nations. Prior to joining Warburg Pincus, Jeff worked in the Real Estate Investment Banking group at Credit Suisse. He received a BBA from the Ross School of Business at the University of Michigan.

Charles (“Chip”) R. Kaye joined Warburg Pincus in 1986, and is Co-Chairman of Warburg Pincus and a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. Chip started his career at Warburg Pincus in 1986 and served as Chief Executive Officer for over two decades. Chip led Warburg Pincus’ entry into Asia in 1994, building one of the first global private equity firms to enter the region. Chip is Co-Chairman of the Board of Trustees of New York-Presbyterian Hospital and on the Board of the Council on Foreign Relations. He is also a member of the Private Equity Taskforce of the Sustainable Markets Initiative and serves on the Executive Committee of the Partnership for New York City. He is a graduate of The University of Texas at Austin.

Timothy (“Tim”) Geithner joined Warburg Pincus in 2013, and is Co-Chairman of Warburg Pincus and a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. Before joining Warburg Pincus, Tim served as the 75th Secretary of the U.S. Department of the Treasury from 2009 to 2013. He previously served as President and Chief Executive Officer of the Federal Reserve Bank of New York from 2003 to 2009. He began his U.S. government career with the Treasury Department in 1988. Tim is Chair of the Program on Financial Stability at the Yale University School of Management, where he is also a visiting lecturer. He is Co-Chair of the Board of Directors of the International Rescue Committee. He is also the Co-Chair of the Aspen Economic Strategy Group and a member of the Group of Thirty. Tim holds a BA in Government and Asian Studies from Dartmouth College and an MA in International Economics and East Asian Studies from Johns Hopkins School of Advanced International Studies.

Mark Colodny joined Warburg Pincus in 2001, and is Co-Head of U.S. Private Equity, Chairman of Global Technology and a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. Prior to joining Warburg Pincus, he served as Senior Vice President of Corporate Development at Primedia where he ran the M&A group. Mark began his career as a journalist at Fortune magazine. He is also a member of the Council on Foreign Relations, a member of ProPublica’s Board of Directors, and is a Director of The City. Mark received an AB from Harvard College, an MBA from Harvard Business School, and a JD from Harvard Law School.

Daniel (“Dan”) Zilberman joined Warburg Pincus in 2005, and is Global Head of Capital Solutions, Global Co-Head of Financial Services and a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. Previously, he was Head of Warburg Pincus Europe, and co-founded the firm’s Financial Services investing business. He is a Senior Fellow and Lecturer at the Wharton School, the University Pennsylvania,

where he received the Wharton Teaching Excellence Award. He is also on the Graduate Executive Board of the Wharton School and is on the Advisory Board of the Huntsman Program, both at the University of Pennsylvania. He is a member of the Board of Trustees and serves on the President’s Council at Tufts University. Prior to joining Warburg Pincus, he worked at Evercore Capital Partners and Lehman Brothers. He received a BA in International Relations from Tufts University and an MBA in Finance from the Wharton School at the University of Pennsylvania.

Vishal Mahadevia joined Warburg Pincus in 2006, and is Head of Asia Private Equity, Global Co-Head of Financial Services, and a member of the firm’s Executive Committee and Executive Management Group. He is based in New York. Prior to joining Warburg Pincus, Vishal worked with Greenbriar Equity Group, Three Cities Research and McKinsey & Company. Vishal serves on the International Advisory Board of Center for the Advanced Study of India, the Board of the U.S.-India Strategic Partnership Forum and the India Regional Board of Room to Read. He received a BS in Economics with a concentration in Finance and a BS in Electrical Engineering from the University of Pennsylvania.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct which applies to our Chief Executive Officer, Chief Financial Officer and Treasurer (or persons performing similar functions). The Code of Ethics and Business Conduct is available on our website at https://wealthsolutions.warburgpincus.com/wpace-us/ under “Governance Documents.” We intend to disclose any waiver of our Code of Business Conduct and Ethics, as legally required, on our website.

Insider Trading Policy

Our insider trading policy and procedures establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers and directors of the Fund and Warburg Pincus access persons) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons are prohibited from trading any securities of the Fund without receiving pre-clearance from the Chief Compliance Officer of the Manager. The insider trading policy and procedures is filed as Exhibit 19.1 to this Report, and the foregoing description is qualified by reference to such exhibit.

Item 11. Executive Compensation

(a) Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Manager, the General Partner or their affiliates, pursuant to the terms of the Investment Management Agreement and the Partnership Agreement, as applicable. Our day-to-day investment operations will be managed by the Sponsor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Manager or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the General Partner, the Manager and/or their affiliates for Fund Expenses incurred on our behalf, which can include the compensation, overhead (including rent and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Manager and/or their affiliates in performing administrative and/or accounting services for the Fund, the Aggregator, any Feeder Vehicles, any Parallel Funds or any Intermediate Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, reporting, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Fund, any Feeder Vehicles, any Parallel Funds or any Intermediate Entity; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and non-Independent Directors, through their financial interests in the General Partner and/or Manager, are entitled to a portion of the profits earned by the General Partner and/or Manager, which includes any fees, including compensation discussed herein, payable to the General Partner and/or Manager under the terms of the Investment Management Agreement and the Partnership Agreement, as applicable, less expenses incurred by the General Partner and/or Manager in performing its services under the Investment Management Agreement and the Partnership Agreement, as applicable. See “Item 1. Business—Investment Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(b) Compensation of Directors

No compensation is paid to our non-Independent Directors in connection with their service as directors. We pay each Independent Director an annual retainer of $150,000, $100,000 of which will be paid in cash, in arrears, and $50,000 of which will be paid in restricted Class E Units of the Fund that vest one year from the time of the grant. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.

The following table sets for the compensation earned or paid by us to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Unit Awards	Total
James Neary	$0	—	$0
Steven Glenn	$0	—	$0
Edward Huang	$0	—	$0
Harsha Marti	$0	—	$0
Steven Gartner	$21,370	—	$21,370
Cecilia Herbert	$21,370	—	$21,370
Alfred Fichera	$21,370	—	$21,370
Christine Fuchs(1)	$0		$0

(1)	Ms. Fuchs was appointed as a Director on January 28, 2026.

Compensation Committee Interlocks and Insider Participation

There is currently no compensation committee of the Board of Directors, and the Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to the executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

We have not yet commenced commercial activities. On September 30, 2025, the General Partner purchased 400 Class E Units at a price of $25.00 per Unit as our initial capital. As of December 31, 2025, such affiliate of the Sponsor was our only Unitholder.

The following table sets out certain ownership information with respect to the Registrant’s Units for each of its directors and executive officers and all directors and officers as a group. None of the Classes of Units have voting power.

Name and Address	Units Owned	Percentage of Class
James Neary(1)	—	—%
Steven Glenn(1)	—	—%
Eddie Huang(1)	—	—%

Name and Address	Units Owned	Percentage of Class
Harsha Marti(1)	—	—%
Alfred Fichera(1)	—	—%
Christine Fuchs(1)	—	—%
Steven Gartner(1)	—	—%
Cecilia Herbert(1)	—	—%
Christopher Turner(1)	—	—%
Megan Kilcourse(1)	—	—%
David Sreter(1)	—	—%
Jenna Macartney(1)	—	—%
Matthew Porter(1)	—	—%
All current directors and executive officers as a group (thirteen persons)	—	—%

(1)	The address for each of the Fund’s directors and officers is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Management Agreement; Partnership Agreement

We will execute the Investment Management Agreement with the Manager pursuant to which we will pay management fees and certain fund expenses. We will also enter into the Partnership Agreement, pursuant to which the Recipient is entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement and the Partnership Agreement, we will reimburse the Manager and General Partner for certain expenses as they occur. See “Item 1. Business—Investment Management Agreement” and “ —Partnership Agreement.” Each of the Investment Management Agreement and the Partnership Agreement will be approved by the Board, including the Independent Directors.

Potential Conflicts of Interest

There is no guarantee that the policies and procedures adopted by us, the terms of our Partnership Agreement, the terms and conditions of the Investment Management Agreement or the policies and procedures adopted by the General Partner, the Manager, Warburg Pincus and their affiliates, will enable us to identify, adequately address or mitigate conflicts of interest, or that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund.

Notwithstanding the foregoing, we believe our directors, officers, and the Warburg Pincus personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us.

Unitholders should be aware that there will be occasions when the General Partner and/or Warburg Pincus and their respective affiliates or portfolio investments will encounter actual or potential conflicts of interest in connection with the activities of WP ACE or its actual or prospective portfolio investments. Certain members of the Board of Directors are also executives of Warburg Pincus and/or one or more of its affiliates. There can be no assurance that Warburg Pincus will identify all conflicts of interest or resolve them in a manner that is favorable to WP ACE.

By acquiring the Units, each Unitholder will be deemed to have acknowledged the existence of any such actual or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the extent not prohibited by applicable law, including the Advisers Act.

In addition, prospective investors should note that the Partnership Agreement contains provisions that, to the fullest extent permitted by applicable law, (i) reduce or eliminate the duties, including fiduciary and other duties, to the Fund and the Unitholders to which the General Partner would otherwise be subject, (ii) waive or consent to conduct on the part of the General Partner that might not otherwise be permitted pursuant to such duties, and (iii) that limit the remedies of Unitholders with respect to breaches of such duties.

For more information, also see “Item 1A. Risk Factors—Potential Conflicts of Interest”.

Certain Business Relationships

Certain of our current directors and officers are directors, officers or employees of the Manager.

Statement of Policy Regarding Transactions with Related Persons

Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors will adopt a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any “related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (a) requires Independent Director approval pursuant to the Partnership Agreement and our governance guidelines, (b) would be required to be disclosed by us under Item 404(a) of Regulation S-K in which we were or are to be a participant, (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of our Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of our Board of Directors. Our Independent Directors fulfill the obligations under this policy.

In reviewing a related person transaction or proposed related person transaction, our Independent Directors shall consider all relevant facts and circumstances, including without limitation: (a) the relationship of the related person to the Fund, (b) the nature and extent of the related person’s interest in the transaction, (c) the material terms of the transaction, (d) the business purpose of the transaction, (e) the importance and fairness of the transaction for both us and the related person, (f) whether the transaction would likely impair the judgment of a director or executive officer to act in our best interest, (g) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related persons, if any, and (h) any other matters that management or our Independent Directors deem appropriate.

In addition, the Related Person Transaction Policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under our Partnership Agreement, our governance guidelines and our Code of Business Conduct and Ethics.

Promoters and Certain Control Persons

The Sponsor may be deemed a promoter of the Fund. We will execute the Investment Management Agreement with the Manager and the Partnership Agreement with the General Partner. The Manager, for its services to us, will be entitled to receive Management Fees in addition to the reimbursement of certain expenses. The General Partner or the Recipient will also be entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement and Partnership Agreement, to the extent permitted by applicable law, we have indemnified the Manager and the General Partner and certain of their affiliates. See “Item 1. Business.”

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information on the Independent Directors and independence standard adopted by the Fund.

Item 14. Principal Accountant Fees and Services

Independent Auditors

During the period from July 18, 2025 (date of inception) to December 31, 2025, Ernst & Young LLP (PCAOB ID No. 42) (“E&Y”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the period from July 18, 2025 (date of inception) through December 31, 2025 by our independent registered public accounting firm, E&Y, were as follows:

For the period from July 18, 2025 (date of inception) through December 31, 2025
Audit Fees(1)	$185,000
Audit-Related Fees	—
Tax Fees	100,000
All Other Fees	—
Total	285,000

(1)

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee was advised that there were no services provided by E&Y that were unrelated to the audit of the financial statements as of and for the period ended December 31, 2025 that could impair E&Y from maintaining its independence as our independent auditor.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to the charter of the Audit Committee, all audit services and permissible non-audit services to be provided to the Fund by the independent auditors, must be pre-approved by the Audit Committee. All services reported in the Audit fees, Audit-Related fees, Tax fees and All other fees categories above were approved by the Audit Committee.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a) List separately all financial statements filed

The financial statement attached to this Report is listed under “Item 8. Financial Statements and Supplementary Data.”

(b) Exhibits

Exhibit No.	Description

3.1	Limited Partnership Agreement (incorporated by reference to the registrant’s Registration Statement on Form 10, filed with the SEC on August 29, 2025).

3.2	Certificate of Limited Partnership (incorporated by reference to the registrant’s Registration Statement on Form 10, filed with the SEC on August 29, 2025).

3.3	Form of Amended and Restated Limited Partnership Agreement (incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form 10, filed with the SEC on October 16, 2025).

4.1	Description of Securities.*

10.1	Form of Investment Management Agreement (incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form 10, filed with the SEC on October 16, 2025).

19.1	Insider Trading Policy and Procedures.*

21.1	List of Subsidiaries—None.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C 1350.**

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2026

Warburg Pincus Access Fund, L.P.

/s/ Christopher Turner
Name:	Christopher Turner
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of January, 2026.

/s/ Christopher Turner
Christopher Turner, Chief Executive Officer (Principal Executive Officer)

/s/ Megan Kilcourse
Megan Kilcourse, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James Neary
James Neary, Chair of the Board, Director

/s/ Steven Glenn
Steven Glenn, Director

/s/ Edward Huang
Edward Huang, Director

/s/ Harsha Marti
Harsha Marti, Director

/s/ Steven Gartner
Steven Gartner, Director

/s/ Cecilia Herbert
Cecilia Herbert, Director

/s/ Alfred Fichera
Alfred Fichera, Director

/s/ Christine Fuchs
Christine Fuchs, Director