Form 10-Q
period 2026-03-31
Warburg Pincus Access Fund, L.P.
filed 2026-05-15
CIK 2082826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56778

Warburg Pincus Access Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-3512234 (I.R.S. Employer Identification No.)

450 Lexington Avenue

New York, New York 10017

(Address of principal executive offices)(Zip Code)

(212) 878-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2026, the registrant had the following limited partnership units outstanding: 10,803,520 Class A1 units, 480,000 Class A2 units, 118,546 Class A3 units, no Class A4 units, 3,860,365 Class B1 units, no Class B2 units, 59,151 Class B3 units, no Class B4 units, no Class C1 units, no Class C2 units, no Class D units and 46,400 Class E units.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe the Fund’s future operations, business plans, business and investment strategies and portfolio management and the performance of the Fund’s investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “remain,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. The Fund’s actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at https://wealthsolutions.warburgpincus.com/wpace-us/. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, except where the context suggests otherwise:

The term “Warburg Pincus” refers collectively to Warburg Pincus & Co. and its subsidiaries and affiliated management and general partner entities.

The term “Fund” refers to Warburg Pincus Access Fund, L.P., a Delaware limited partnership.

The terms “WP ACE,” “we,” “us” or “our” collectively refer to the Fund and its subsidiaries, Intermediate Entities, the WP Access Aggregator, the WP Master Aggregator and its consolidated subsidiaries and any Parallel Funds, as the context requires.

The term “WP ACE Lux” refers to Warburg Pincus Access Fund S.A. SICAV, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities, but excluding WP ACE

The term “WP Master Aggregator” refers to Warburg Pincus Access Master Aggregator, L.P., a Cayman Islands exempted limited partnership, and any successor or intermediate vehicle or vehicles through which the Fund, any Parallel Fund, and WP ACE Lux invest their assets in order to aggregate their holdings.

The term “WP Access Aggregator” refers to Warburg Pincus Access Aggregator, L.P., a Delaware limited partnership, which invests in the WP Master Aggregator.

The term “TE Feeder” refers to Warburg Pincus Access Fund (TE), L.P., a Delaware limited partnership, and a Feeder Vehicle (as defined below) of WP ACE.

The term “TE Blocker” refers to Warburg Pincus Access Fund (TE) Blocker, L.P., a Cayman Islands exempted limited partnership, and a Feeder Vehicle of WP ACE.

The term “EP Holdings” refers to Warburg Pincus Access E&P Holdings, LLC, a Delaware limited liability company, to which the WP Master Aggregator is a sole and managing member of.

The term “EP Holdings Cayman” refers to Warburg Pincus Access E&P Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership, to which the WP Master Aggregator is the sole limited partner of.

The term “General Partner” refers to Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership and the Fund's general partner.

The term “EP Holdings Cayman General Partner” refers to Warburg Pincus Partners II (Cayman), L.P., the general partner of EP Holdings Cayman.

The term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments directly or indirectly through (i) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or jurisdiction (each a “Corporation”) or (ii) one or more limited liability companies, limited partnerships or other entities, whether formed in a U.S. or jurisdiction (each, a “Lower Entity”, in aggregate “Lower Entities”), including the WP Access Aggregator and WP Master Aggregator.

The term “Manager” refers to Warburg Pincus LLC, a New York limited liability company and the Fund's investment manager.

The term “Other Warburg Pincus Funds” refers to, individually and collectively, as the context requires, any of the following: investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Warburg Pincus or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, vehicles and other entities formed in connection with Warburg Pincus’ or its affiliates’ side-by-side or additional general partner investments), including WP ACE Lux.

The term “Parallel Funds” refers to one or more parallel investment entities, the structure and terms of which could differ from that of the Fund but that generally are expected to invest proportionately in all transactions on substantially the same terms and conditions as the Fund, except as necessary to address legal, tax, regulatory, investment or other considerations (as determined in the General Partner’s discretion), but, for the avoidance of doubt, does not include WP ACE Lux.

The term “Portfolio Entity” refers, individually and collectively, to any entity owned, directly or indirectly through subsidiaries, by the Fund or Other Warburg Pincus Funds, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which investments are held.

The term “Sponsor” refers to, individually and collectively, as the context or applicable law requires, the General Partner and the Manager.

The term “Business Day” means any day other than a Saturday, Sunday or other day on which banks are authorized or required by law to be closed in New York City.

The term “NAV” refers to net asset value.

The term “Transactional NAV” refers to the net asset value calculated for the purpose of determining the price at which subscriptions for, repurchases of, and other transactions in the Fund’s Units (as defined below) are effected, as determined in accordance with the Fund's valuation policy approved by the Fund’s board of directors (the “Board of Directors” or “Board”). Unless otherwise expressly indicated or required by the context, references herein to “net asset value” or “NAV” refer to Transactional NAV. Transactional NAV may differ from net asset value determined in accordance with accounting principles generally accepted in the United States of America.

The term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are ten classes of Units available to investors of WP ACE (each a “Class”): Class A1 (“Class A1” or the “Class A1 Units”), Class A2 (“Class A2” or the “Class A2 Units”), Class A3 (“Class A3” or the “Class A3 Units”), Class A4 (“Class A4” or the “Class A4 Units”), Class B1 (“Class B1” or the “Class B1 Units”), Class B2 (“Class B2” or the “Class B2 Units”), Class B3 (“Class B3” or the “Class B3 Units”), Class B4 (“Class B4” or the “Class B4 Units”), Class C1 (“Class C1” or the “Class C1 Units”), and Class C2 (“Class C2” or the “Class C2 Units”). The Class A1, A2, A3, A4, B1, B2, B3, B4, C1 and C2 Units are referred to collectively as the “Investor Units.” Additionally, Class D (“Class D” or the “Class D Units”) will generally only be available for purchase (i) by family members of Warburg Pincus investment professionals, employees and advisors, consultants, current and former portfolio executives, advisors and other individuals with a pre-existing business relationship with Warburg Pincus (including, in each case, their respective related estate- and tax planning vehicles), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the private placement memorandum. Class E (“Class E” or the “Class E Units”) will generally only be available for purchase (i) by Warburg Pincus, the Manager, the General Partner or their respective affiliates, Fund directors (including, for the avoidance of doubt, independent directors of the Board) and officers, and Warburg Pincus’ investment professionals, employees, advisors, and certain former investment professionals and employees, including certain Special Limited Partners (which, for this purpose, shall include estate- and tax planning vehicles and other entities funded by or associated with such persons), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the private placement memorandum. The General Partner shall be permitted to offer one or more Classes in series, in which case, a new series of Units of that Class will be issued with respect to each subscription date when Units of that Class are issued (each, a “Series”). Any reference to a Class shall be a reference to each Series of the relevant Class, as applicable.

There are ten corresponding classes of limited partnership units in the TE Feeder available to investors in the TE Feeder: Class A1TE, Class A2TE, Class A3TE, Class A4TE, Class B1TE, Class B2TE, Class B3TE, Class B4TE, Class C1TE, and Class C2TE.

The investment activities of Fund are carried out mainly through the WP Master Aggregator, a non-consolidated affiliate of the Fund. As such, we believe it is important to present information for both the Fund and the WP Master Aggregator in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Quarterly Report on Form 10-Q does not constitute an offer of WP ACE or any Other Warburg Pincus Funds.

Part I. Financial Information

Item 1. Financial Statements

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Investment in Warburg Pincus Access Master Aggregator, L.P. at Fair Value (Cost $343,741,453 as of March 31, 2026; $0 as of December 31, 2025)	$369,283,807	$—
Cash and Cash Equivalents	4,002,400	10,000
Deferred Offering Costs	2,419,413	2,774,379
Total Assets	$375,705,620	$2,784,379
Liabilities and Net Assets
Due to Affiliate	$7,649,631	$6,266,068
Accrued performance participation allocation	3,789,586	—
Servicing fees payable	12,272,605	—
Management fee payable	484,194	—
Total Liabilities	24,196,016	6,266,068
Commitments and Contingencies (Note 7)
Net Assets/(Deficit)
Class A1 units, unlimited units authorized, 10,803,520 issued and outstanding	274,571,977	—
Class A2 units, unlimited units authorized, 480,000 issued and outstanding	12,424,678	—
Class A3 units, unlimited units authorized, 118,546 issued and outstanding	3,123,558	—
Class A4 units, unlimited units authorized, no Units issued and outstanding	—	—
Class B1 units, unlimited units authorized, 2,433,500 issued and outstanding	59,403,634	—
Class B2 units, unlimited units authorized, no Units issued and outstanding	—	—
Class B3 units, unlimited units authorized, 29,906 issued and outstanding	756,934	—
Class B4 units, unlimited units authorized, no Units issued and outstanding	—	—
Class C1 units, unlimited units authorized, no Units issued and outstanding	—	—
Class C2 units, unlimited units authorized, no Units issued and outstanding	—	—
Class D units, unlimited units authorized, no Units issued and outstanding	—	—
Class E units, unlimited units authorized, 46,400 issued and outstanding	1,228,823	(3,481,689)
Total Net Assets/(Deficit)	351,509,604	(3,481,689)
Total Liabilities and Net Assets/(Deficit)	$375,705,620	$2,784,379
Net Asset Value per Class A1 Unit - $ 25.42
Net Asset Value per Class A2 Unit - $ 25.88
Net Asset Value per Class A3 Unit - $ 26.35
Net Asset Value per Class B1 Unit - $ 24.41
Net Asset Value per Class B3 Unit - $ 25.31
Net Asset Value per Class E Unit - $ 26.48

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31,
2026

Income
Dividend income	$6,077
Total Income	6,077

Expenses
Management fees	484,194
Performance Participation Allocation	3,789,586
Organizational Costs	216,357
Professional Fees	598,162
Directors’ Fees	133,333
Administration fees	208,576
Amortization of deferred offering costs	477,743
Other Fees	104,358
Total Expenses	6,012,309
Net Investment Income (Loss)	(6,006,232)
Net Change in Unrealized Appreciation (Depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	25,542,354
Net Increase in Net Assets Resulting from Operations	$19,536,122

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units	Class E Units	Total Net Assets/(Deficit)
Balance at July 18, 2025	$—	$—	$—	$—	$—	$—	$—
Subscriptions	—	—	—	—	—	10,000	10,000
Net Investment Income (Loss)	—	—	—	—	—	(3,491,689)	(3,491,689)
Balance at December 31, 2025	$—	$—	$—	$—	$—	$(3,481,689)	$(3,481,689)
Re-allocation of previously incurred expenses	(2,697,007)	(122,054)	(30,688)	(612,237)	(7,525)	3,469,511	—
Subscriptions	270,037,435	12,000,000	2,963,541	60,829,140	747,660	1,150,000	347,727,776
Servicing fees	(9,872,808)	(219,371)	—	(2,180,426)	—	—	(12,272,605)
Net Investment Income (Loss)	(5,225,651)	(232,844)	(57,640)	(477,689)	(5,877)	(6,531)	(6,006,232)
Net change in unrealized appreciation (depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	22,330,008	998,947	248,345	1,844,846	22,676	97,532	25,542,354
Balance at March 31, 2026	$274,571,977	$12,424,678	$3,123,558	$59,403,634	$756,934	$1,228,823	$351,509,604

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,
2026
Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,536,122
Adjustments to Reconcile Net Increase (Decrease) in Net Assets From Operations to Net Cash Used in Operating Activities:
Contributions to Warburg Pincus Access Master Aggregator, L.P.	(343,741,453)
Net change in unrealized (appreciation) depreciation on Investments in Warburg Pincus Access Master Aggregator, L.P.	(25,542,354)
Amortization of offering costs	477,743
Cash Flows due to Changes in Operating Assets and Liabilities:
Increase in Accrued servicing fees	262,451
Increase in Due to Affiliate	1,383,563
Increase in Accrued performance participation allocation	3,789,586
Increase in Management fee payable	484,194
Net Cash Used in Operating Activities	(343,350,148)

Financing Activities:
Proceeds from subscriptions	347,727,776
Servicing fee payable	(262,451)
Deferred Offering Costs	(122,777)
Net Cash Provided by Financing Activities	347,342,548

Net Increase in Cash and Cash equivalents	3,992,400
Cash and Cash equivalents, Beginning of Period	10,000

Cash and Cash equivalents, End of Period	$4,002,400

Supplemental disclosure of non cash financing activities:
Estimated servicing fees	$12,010,154

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Schedule of Investments (Unaudited)

Name of Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Investment Funds

Warburg Pincus Access Master Aggregator, L.P.		United States	$369,283,807	105.06%

Total Investments in Investment Funds (Cost $343,741,453)			369,283,807	105.06%

Cash Equivalents
Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		United States	1,317,500	0.37%
JP Morgan US Government Capital Fund		United States	1,357,408	0.39%
BNY Mellon Cash Reserve		United States	1,317,492	0.37%
Total Cash Equivalents (Cost $3,992,400)			3,992,400	1.13%

Total Investments in Investment Funds and Cash Equivalents (Cost $347,733,853)			$373,276,207	106.19%

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
Organization

Warburg Pincus Access Fund, L.P. (“WP ACE” or the “Fund”) is a Delaware limited partnership formed on July 18, 2025 (“Formation Date”) and is a private fund exempt from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), pursuant to Section 3(c)(7) thereof. The Fund held its initial acceptance of subscriptions by unaffiliated investors (the “Initial Closing Date”) and commenced investment operations on February 2, 2026. The Fund is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and aims to provide holders of limited partnership units of the Fund (“Unitholders”) with a potential source of liquidity via the repurchase program (the “Repurchase Program”). The Fund is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).

Warburg Pincus Access Fund (TE), L.P. (the “TE Feeder”), a Delaware limited partnership and Warburg Pincus Access Fund (TE) Blocker, L.P. (the “TE Blocker,” and together with the TE Feeder, the “Feeders”), a Cayman Islands exempted limited partnership, invests all or substantially all of its assets indirectly in the Fund in exchange for units in the Fund. The TE Feeder, which was established for certain investors with particular tax characteristics, such as U.S. tax-exempt investors and certain non-U.S. investors was formed October 14, 2025, and commenced operations February 2, 2026. As of March 31, 2026, the Feeders own approximately 17% of the Fund. The Feeders will be obligated to bear, without duplication, their proportional share of the Fund’s expenses in addition to incurring their own specific expenses.

The Fund invests alongside Warburg Pincus Access Fund S.A. SICAV (“WP ACE Lux”), a Luxembourg Société d’investissement à Capital Variable open-ended investment company, formed in accordance with the laws of Luxembourg, and will invest, indirectly through one or more subsidiaries into the WP Master Aggregator. While the Fund and WP ACE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, the Fund and WP ACE Lux are operated as distinct investment structures. WP ACE Lux accepted subscriptions and commenced operations on February 2, 2026.

The Fund invests through its wholly owned subsidiary, Warburg Pincus Access Aggregator, L.P. (the “WP Access Aggregator”) which in turn invests in Warburg Pincus Access Master Aggregator, L.P. (the “WP Master Aggregator,” and together with the WP Access Aggregator, the “Aggregators”). The WP Access Aggregator and the WP Master Aggregator were formed on September 18, 2025, and July 24, 2025, respectively, and commenced operations February 2, 2026. The Aggregators have the same investment objectives as the Fund. The condensed consolidated financial statements of the WP Master Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of the Fund’s condensed consolidated financial statements and are included following these condensed consolidated financial statements.

Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of the Fund, the Feeders and the Aggregators. At formation, the Fund entered into an Initial Agreement of Limited Partnership with the General Partner and the initial limited partner of the Fund. This Initial Agreement of Limited Partnership was amended through an Amended and Restated Agreement of Limited Partnership, dated as of February 2, 2026 (the “Limited Partnership Agreement”). Pursuant to the Limited Partnership Agreement, overall responsibility for oversight of the Fund rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors (the “Board” or the “Board of Directors”). The General Partner delegates the Fund’s operating and management activities to Warburg Pincus LLC (the “Manager”), a New York limited liability company. The Manager is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Pursuant to the management agreement entered into between the Manager and the Fund on February 2, 2026 (the “Management Agreement”), the Manager is responsible for initiating, structuring and negotiating the Fund’s investments, as well as actively managing each investment to seek to maximize value. The General Partner and the Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Manager are affiliates of Warburg Pincus & Co. (“Warburg Pincus”).

The General Partner or any of its affiliates, in its sole discretion, may also establish one or more feeder vehicles, to invest through the Fund (each, a “Feeder Vehicle”), if it considers it appropriate for any legal, tax, regulatory, accounting, compliance, administration, structuring or other considerations of WP ACE or of certain current or prospective Unitholders. The Unitholders in a Feeder Vehicle will indirectly bear a portion of the Management Fee paid by the Fund, but the expense of the fee will not be duplicated at the Feeder Vehicle level.

WP ACE’s investment objective is to provide attractive risk-adjusted returns with lower volatility relative to public markets and achieve medium-to-long term capital appreciation primarily through investments in global private markets (“Private Equity Investments”). WP ACE seeks to meet its investment objectives by investing primarily in or alongside certain current and future Warburg Pincus-managed strategies or direct transactions, with the objective of seeking to construct a diversified portfolio of investments globally (“Direct Investments”). Direct Investments will principally be in equity and equity related instruments but may include other securities such as debentures, convertible loan stock, options, warrants or debt instruments which are not equity-related (whether secured or unsecured and whether or not subordinated). Direct Investments may include, without limitation, shares, guarantees, notes, bonds, or other securities, financial or limited partnership interests in, or in respect of, or associated with, any entity, vehicle or person and loans (whether secured or unsecured and whether or not subordinated) made to, or acquired by the Fund, in respect of, or associated with, any such entity, vehicle or person. The Fund will also have the opportunity to invest in opportunistic deals which do not fall under one of Warburg Pincus’s

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

existing strategies, thereby creating potential for an additional value-add for investors (also considered “Direct Investments”). The Fund intends to focus on Direct Investments but may also make capital commitments to funds or accounts (including continuation vehicles) that are or will be managed by Warburg Pincus (the “Other Warburg Pincus Funds”) or third-party fund managers (“Primary Commitments”) and participate in secondary market purchases of existing interests in Other Warburg Pincus Funds or funds managed by third-party fund managers (“Secondary Investments” and together with Primary Commitments, “Investment Funds”). Each Direct Investment, Primary Commitment, and Secondary Investment is a “Core Investment”. The Fund also expects to invest up to 20% of its assets in debt and other types of instruments, including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities,” and together with the Core Investments, the “Investments”), in order to provide the Fund with income, manage overall portfolio risk and to provide a potential source of liquidity for the Repurchase Program.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Fund is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. The condensed consolidated financial statements, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable.

Principles of Consolidation

In accordance with ASC 946, the Fund generally does not consolidate its investment in a company unless the Fund has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates in its condensed consolidated financial statements the accounts of its wholly owned subsidiary, WP Access Aggregator, given it meets the criteria. All significant intercompany balances and transactions have been eliminated in consolidation.

Valuation of Investments at Fair Value

The Fund has indirect exposure to gains and losses on underlying investments because it invests in the WP Master Aggregator which, in turn, holds such underlying investments. Valuations of investments held by the WP Master Aggregator are disclosed in the notes to the WP Master Aggregator’s condensed consolidated financial statements which are attached herein. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by the Fund, see the WP Master Aggregator’s condensed consolidated financial statements included within these condensed consolidated financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Master Aggregator, L.P. for information regarding the valuation of investments.

The Fund measures its investment in the WP Master Aggregator at fair value using the net asset value of the WP Master Aggregator. The net asset value of the WP Master Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the WP Master Aggregator’s net asset value is not published or the basis for current transactions, (b) the WP Master Aggregator is an investment company and (c) the net asset value of the WP Master Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Fund’s investment in the WP Master Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in Warburg Pincus Access Master Aggregator, L.P. in the Condensed Consolidated Statements of Operations.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and Cash Equivalents may consist of deposits with financial institutions, money market funds and other short-term investments with initial maturity of three months or less and are carried at cost, which approximates fair value. At times, the Fund may have bank balances in excess of federally insured limits. As of March 31, 2026, cash equivalents are considered Level 1 investments.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Organizational costs

Organizational costs are comprised principally of costs of incorporating the Fund and the WP Master Aggregator and the costs of legal services and other fees pertaining to the Fund and its subsidiaries. Organizational costs are expensed as incurred. For purposes of determining the net asset value for subscriptions and redemptions (“Transactional NAV”) such costs will be amortized over 60 months beginning from the first anniversary of the Initial Closing Date. For the three months ended March 31, 2026, additional organizational costs of $216,357 were incurred.

Offering costs

Offering costs are comprised principally of fees associated with the preparation of the Fund’s registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in connection with the continuous offering of Units of the Fund. Other offering costs include travel, marketing and other such activities, as included within the Fund’s private placement memorandum, which are associated with the offering of the Units. Offering costs are capitalized as a deferred expense and amortized over a twelve-month period from commencement of operations for U.S. GAAP purposes. For purposes of Transactional NAV such costs will be amortized over 60 months beginning upon the first anniversary of the Initial Closing Date. In accordance with U.S. GAAP, during the three months ended March 31, 2026 offering costs of $477,743 were amortized and included in the Condensed Consolidated Statement of Operations and $2,419,413 are deferred on the Condensed Consolidated Statement of Assets and Liabilities as of March 31, 2026.

Income Taxes

The Fund is treated as a partnership for U.S. federal and state income tax purposes, and, accordingly, is generally not subject to U.S. federal, state or local income taxes at the fund level. Any income, expenses, gains and losses are passed through to the Fund’s Unitholders, each of whom is responsible for taxes on their respective share of the Fund’s taxable income or loss. The Fund intends to operate in a manner such that it will not be treated as a publicly traded partnership; however, the Fund could be treated as a publicly traded partnership and may not meet the qualifying income exception in certain years. In such circumstances, the Fund would be treated as a publicly traded partnership taxed as a corporation for U.S. federal, state and/or local income tax purposes, and its Unitholders would be treated as shareholders in a corporation. In addition, the Fund intends to operate through subsidiaries, some of which may be treated as corporations for U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Deferred Taxes

U.S. GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. When it is determined that some or all of the deferred tax asset may not be realized, valuation allowances are established. The Fund evaluates all relevant positive and negative evidence, including both the amount and nature of projected taxable income, to support its assessment.

Uncertain Tax Positions

The Fund recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Fund reevaluates its tax positions each period in which new information becomes available. The Fund’s policy is to recognize interest and penalties related to income taxes, if applicable, as a component of the provision for income taxes on the Condensed Consolidated Statements of Operations.

Segment Reporting

The Fund operates as a single reportable segment as the Fund has a single investment strategy. The Chief Executive Officer of the Fund acts as the Fund’s Chief Operating Decision Maker (the “CODM”) and is responsible for assessing performance and making decisions about resource allocation with respect to the Fund. The CODM assesses performance primarily based on the Fund’s net increase/(decrease) in net assets resulting from operations. As of March 31, 2026, the CODM has concluded that the Fund is a single reportable segment, as such the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Consolidated Statement of Assets and Liabilities as total assets and the significant segment expenses are presented on the accompanying Condensed Consolidated Statement of Operations.

Affiliates

The General Partner, Manager, the Feeders, the WP Master Aggregator, WP ACE Lux and other vehicles sponsored, advised and/or managed by Warburg Pincus or its affiliates are affiliates of the Fund.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. The Manager is currently evaluating the impact of this guidance on the Fund’s condensed consolidated financial statements.

3.
Investment in WP Master Aggregator

The Fund recognizes dividend income when earned at the time of receipt of proceeds from the WP Master Aggregator. The Fund has an interest of 66.3% and 0% in the WP Master Aggregator as of March 31, 2026 and December 31, 2025, respectively. The remaining interest in the WP Master Aggregator is held indirectly by WP ACE Lux. The Fund’s interest in the WP Master Aggregator may result in the Fund indirectly holding investments of the WP Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Fund. For a listing of investments that may proportionally exceed 5% of the Fund’s net assets, see the WP Master Aggregator’s Condensed Consolidated Schedule of Investments included following these condensed consolidated financial statements.

4.
Net Assets

The Fund, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).

The Fund offers twelve classes of limited partnership Units: Class A1, Class A2, Class A3, Class A4, Class B1, Class B2, Class B3, Class B4, Class C1, Class C2, Class D and Class E Units (each a “Unit Class” or a “Class”). There are ten corresponding classes of limited partnership units in the TE Feeder available to investors in the TE Feeder: Class A1TE, Class A2TE, Class A3TE, Class A4TE, Class B1TE, Class B2TE, Class B3TE, Class B4TE, Class C1TE, and Class C2TE. In addition to bearing their proportional share of expenses in the Fund through their investment in the Fund, the TE classes also incur expenses specific to the TE Feeder. Class D Units of the Fund will generally only be available for purchase (i) by family members of Warburg Pincus investment professionals, employees and advisors, consultants, current and former portfolio executives, advisors and other individuals with a business relationship with Warburg Pincus (including, in each case, their respective related estate and tax planning vehicles), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the Fund’s private placement memorandum. Class E Units of the Fund will generally only be available for purchase (i) by Warburg Pincus, the Manager, the General Partner or their respective affiliates, the Fund’s Directors and officers, and Warburg Pincus’ investment professionals, employees, advisors, and certain former investment professionals and employees, including certain Special Limited Partners (which, for this purpose, shall include estate and tax planning vehicles and other entities funded by or associated with such persons), or (ii) other categories of investors that are set forth from time to time in amendments or supplements to the Fund’s private placement memorandum. Class E Unitholders are not subject to the Management Fee, Performance Participation Allocation or Servicing Fees.

The Fund calculates the Transactional NAV for purposes of establishing the price at which transactions in its Units are made. The Transactional NAV for each Unit Class of the Fund is calculated monthly by the Manager, beginning with the end of the first full month after the Fund has accepted third-party investors. Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, the Performance Participation Allocation and the deduction of expenses attributable to certain Unit Classes, such as applicable Servicing Fees. Differences are expected to arise between the Transactional NAV and net asset value calculated under U.S. GAAP as a result of differing methodologies between the two in, for instance, the treatment of certain expenses.

Class A1, Class B1, Class A2, Class B2 and Class C1 will bear a servicing fee (“Servicing Fee”) calculated on an annualized basis on the Transactional NAV of each Class of Units as of the last day of each month. The Servicing Fee is payable to a financial intermediary, in an amount equal to 0.50% for Class A1 and B1, 0.25% for Class A2 and Class B2 and 0.85% for Class C1. In calculating the Servicing Fee, the Fund will use the Transactional NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Fund’s Units. No Servicing Fee will be payable with respect to Class A3, A4, B3, B4, C2, D and E. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. The initial subscription price for Units will be $25.00 per Unit plus applicable subscription fees.

Certain distributors or intermediaries (such intermediaries may include, in the sole discretion of the Manager, any feeder vehicle, distribution platform or any other intermediary, being referred to as “intermediaries”) through which a Unitholder was placed in the Fund may charge such Unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (i) 2.0% of Transactional NAV on Class A1, B1, A4 and B4 Units and (ii) 3.5% of Transactional NAV on Class C1 Units sold in the offering, that are paid by the Unitholder outside of its investment in the Fund and not reflected in the Fund’s net asset value. No Subscription Fee will be payable with respect to Class A2, A3, B2, B3, C2, D and E Units.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At the end of each month, the Fund allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in Warburg Pincus Access Master Aggregator, L.P. across each Unit Class based on their relative ownership share in the Fund as of the first calendar day of that month. For the three months ended March 31, 2026, the General Partner reallocated the opening deficit amongst the Classes in proportion to their relative ownership of the Fund.

Unit issuances are made on a monthly basis with quarterly redemptions pursuant to the Repurchase Program. Unit issuances related to monthly subscriptions are effective the first business day of each month. Units are issued at a price per Unit equivalent to the Fund’s most recent Transactional NAV per Unit available for each Class, which is the Fund’s prior month-end Transactional NAV per Unit.

On September 30, 2025, the General Partner purchased 400 Class E Units as the Fund’s initial capital. As of December 31, 2025, the General Partner was the Fund’s sole Unitholder.

The following table presents transactions in the Units during the three months ended March 31, 2026:

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units	Class E Units	Total
Units Outstanding as of December 31, 2025	—	—	—	—	—	400	400
Units Issued	10,803,520	480,000	118,546	2,433,500	29,906	46,000	13,911,472
Units Outstanding as of March 31, 2026	10,803,520	480,000	118,546	2,433,500	29,906	46,400	13,911,872

The General Partner implemented the Repurchase Program whereby it will repurchase, in any calendar quarter, up to 5% of the aggregate Transactional NAV attributable to the Units as of the close of the previous calendar quarter, but there is no guarantee that the Fund will be able to make such repurchases. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for a certain minimum time period (which period of time varies depending on the Class of Units) will be subject to an early repurchase price deduction equal to 5% of the value of the Transactional NAV of the Units being repurchased. Furthermore, the General Partner may, with the approval of the independent directors of the Board, suspend or make modifications to the Repurchase Program that could be materially adverse to the Unitholders in the aggregate. As a result, WP ACE may repurchase fewer Units than have been requested to be repurchased or Unit repurchases may not be available at all each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, affect compliance with any of its credit facilities which have restrictive covenants limiting certain activities, including the repurchase of Units, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. The Fund shall not be obligated to liquidate any of its portfolio investments in order to satisfy repurchase requests. The Fund commenced the Repurchase Program on April 1, 2026, and as such, there were no repurchase requests during the three months ended March 31, 2026.

5.
Related Party Transactions

Performance Participation Allocation

The General Partner or any other entity so designated by the General Partner (the “Recipient”) receives a performance participation allocation (“Performance Participation Allocation”) by the Fund (indirectly through the WP Master Aggregator) equal to:

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

Such allocation will be measured on a calendar year basis, will be allocated annually and accrued monthly (subject to pro-rating for partial periods). The Recipient may elect to receive the Performance Participation Allocation in Units and/or interests in Lower Entities. Such Units and/or interests in Lower Entities may be repurchased by the Fund at Transactional NAV at the Recipient’s election (including by distributing in kind to the Recipient an interest in one or more Corporations) and will not be subject to the volume limitations or the early repurchase deduction of the Repurchase Program. Class E Units will not be subject to Performance Participation Allocation. Investors in the Fund, the Feeders and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the WP Master Aggregator, but such expenses are not duplicated at the Fund, the Feeders or Parallel Funds.

For the three months ended March 31, 2026, the Recipient was allocated a Performance Participation Allocation amounting to $3,789,586 which was recognized and accrued in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Assets and Liabilities.

Management Fee

In consideration for its investment management services, the Fund pays the Manager a management fee (the “Management Fee”) on the Transactional NAV of the Class of Units. The Management Fee is calculated and payable monthly in arrears, equal to, for each calendar month commencing on the Initial Closing Date, for the following Classes of Units (i) 0.85% of Transactional NAV per annum for Class A1, Class A2, Class A3, Class A4, (ii) 1.25% of Transactional NAV per annum for Class B1, B2, B3, B4, C1 and C2 and (iii) 1.00%

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

of Transactional NAV per annum for Class D, in each case, before giving effect to any accruals for the Management Fee, Applicable Other Fees, the Performance Participation Allocation, any repurchases (and pending Unit repurchases), any distributions and without taking into account any accrued and unpaid taxes of any intermediate entity through which the Fund indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. Class E Units will not be subject to a Management Fee. Investors in the Fund, the Feeders and any Parallel Funds indirectly bear a portion of the Management Fee paid by the WP Master Aggregator, but such expenses are not duplicated at the Fund, the Feeders or Parallel Funds.

The Manager may elect to receive the Management Fee in cash, Units and/or shares or units of any Intermediate Entities. If the Management Fee is paid in Units, such Units may be repurchased at the Manager’s request and will not be subject to the repurchase limitations of the Fund’s Repurchase Program.

For the three months ended March 31, 2026, the Fund recognized and accrued $484,194 of Management Fee as presented in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Assets and Liabilities.

Subscription Fees

Certain distributors or intermediaries (such intermediaries may include, in the sole discretion of the Manager, any Feeder Vehicle, distribution platform or any other intermediary, being referred to as “intermediaries”) through which a Unitholder was placed in the Fund may charge such Unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) on Units sold in the offering. The Fund may charge such Unitholder upfront Subscription Fees of up to (i) 2.0% of Transactional NAV on Class A1, B1, A4 and B4 Units and (ii) 3.5% of Transactional NAV on Class C1 Units sold in the offering, that are paid by the Unitholder outside of its investment in the Fund and not reflected in the Fund’s Transactional NAV.

In certain circumstances the Subscription Fees may be paid to the Manager or the Fund (but not reflected in the NAV) and reallocated, in whole or in part, to the financial intermediary that placed the Unitholder into the Fund. No Subscription Fees will be paid with respect to any Units issued pursuant to the Fund’s distribution reinvestment plan. For the three months ended March 31, 2026, no Subscription Fees were paid to the Manager or the Fund.

Servicing Fee

Class A1, Class B1, Class A2, Class B2 and Class C1 will bear a Servicing Fee calculated on an annualized basis on the Transactional NAV of each Class of Units as of the last day of each month. The Servicing Fee is payable to a financial intermediary, in an amount equal to 0.50% for Class A1 and B1, 0.25% for Class A2 and Class B2 and 0.85% for Class C1. In calculating the Servicing Fee, the Fund will use the Transactional NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Fund’s Units. No Servicing Fee will be payable with respect to Class A3, A4, B3, B4, C2, D and E Units.

The Servicing Fees will be payable by the Fund and Unitholders will not be billed separately for payment of such fees. All or a portion of the Servicing Fee may be paid to the Manager and/or reallowed (paid) to, participating brokers or other financial intermediaries, including to compensate such participating brokers or other financial intermediaries for reporting, administrative and other services provided to a Unitholder by such participating brokers or other financial intermediaries, as applicable. The receipt of the Servicing Fee by a Unitholder’s broker or other financial intermediary will result in a conflict of interest.

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

In accordance with U.S. GAAP, the Fund accrues the servicing fees, which are estimated, for the life of the outstanding Class A1, B1, A2, B2 and C1 Units. This calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the expected life of the Units held by a Unitholder and making judgments regarding market expectations, including those related to future redemptions. Servicing fees are recorded on the Condensed Consolidated Statement of Changes in Net Assets as a reduction to proceeds from Units sold.

Servicing Fees are incurred at and paid for by the Fund both for investors coming directly into the Fund or through the Feeders. For the three months ended March 31, 2026, the Fund accrued $12,272,605 of Servicing Fees, of which $262,451 is due and payable as of March 31, 2026.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Directors’ Fees

For the three months ended March 31, 2026, the Fund accrued for directors’ fees of $133,333 relating to the compensation of the four independent directors.

Due to Affiliate

The Manager will advance the Fund’s Organizational and Offering costs through the first anniversary of the Initial Closing Date. In addition to Organizational and Offering costs, due to affiliate comprises also of other expenses, which are paid or are expected to be paid by the Manager on behalf of the Fund and will be reimbursed to the Manager over a period not exceeding five (5) years from commencement of operations, by way of the Expense Limitation and Reimbursement Agreement (“Expense Support Agreement”). Refer to the below for further information on the Expense Support Agreement.

Expense Support Agreement

The Manager will waive fees that would otherwise be paid by the Fund to ensure that the Specified Expenses, as defined within the Expense Support Agreement, for any particular Class of Units of the Fund do not exceed 0.40%, on an annualized basis, of the monthly net assets of each respective Class of Units of the Fund as of the end of each calendar month. The Fund agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Support Agreement and any expenses advanced in excess of the Expense Limitation for such Class , provided the repayments do not cause annual operating expenses for that Class to exceed the Expense Limitation in place at the time the Fund repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated. Given the existence of the recoupment mechanism, for purposes of the financial statements in accordance with U.S. GAAP, the Fund recognizes all the expenses, including those that exceed the 0.40% threshold. As such, the expenses reflected on the consolidated statement of operations exceed the amount utilized to calculate the Transactional NAV of the Fund for purposes of subscriptions and redemptions.

6. Income Taxes

There were no income taxes incurred by the Fund from February 2, 2026 (commencement of operations) to March 31, 2026.

Uncertain Tax Positions

As of March 31, 2026, the Fund is not aware of any uncertain tax positions that would require recognition or disclosure in the condensed consolidated financial statements.

7.
Commitments and Contingencies

Commitments

For information regarding investment commitments, see the WP Master Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the WP Master Aggregator but may be funded from the Fund’s available liquidity, including proceeds from the issuance of Units by the Fund.

Contingencies

The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.

Indemnifications

In the normal course of business, the Fund enters into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, the Fund has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.
Financial Highlights

The following financial highlights for the three months ended March 31, 2026 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units	Class E Units (d)
Per Unit Data
Net asset value per unit, beginning of period	$—	$—	$—	$—	$—	$(8,704.22)
Proceeds from units issued	25.00	25.00	25.00	25.00	25.00	25.00
Re-allocation of previously incurred expenses	(0.25)	(0.24)	(0.25)	(0.25)	(0.24)	8,703.73
Net Investment Income (Loss)	(0.48)	(0.49)	(0.49)	(0.20)	(0.20)	(0.14)
Net change in unrealized appreciation (depreciation) on investments	2.06	2.07	2.09	0.76	0.75	2.11
Servicing fees	(0.91)	(0.46)	-	(0.90)	-	-
Net increase (decrease) in net assets	25.42	25.88	26.35	24.41	25.31	8,730.70
Net Asset Value per unit, end of period	25.42	25.88	26.35	24.41	25.31	26.48

Units outstanding, end of period	10,803,520	480,000	118,546	2,433,500	29,906	46,400

Total return, at net asset value (b)	1.70%	3.55%	5.42%	-2.35%	1.25%	5.92%

Ratios to weighted-average net assets (a):
Operating expenses before Performance participation allocation (a) (c)	(0.70)%	(0.69)%	(0.68)%	(0.37)%	(0.36)%	(0.54)%
Performance participation allocation	(1.23)%	(1.21)%	(1.19)%	(0.44)%	(0.42)%	(0.00)%
Net investment loss (a)	(1.92)%	(1.90)%	(1.87)%	(0.80)%	(0.78)%	(0.54)%

(a)
Ratios are not annualized.
(b)
Total return is calculated for each Unit Class as the change in the NAV per each Unit Class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution reinvestment plan.
(c)
These ratios do not indicate expenses incurred by the WP Master Aggregator.
(d)
These were calculated on a starting NAV of $25.00.
9.
Subsequent Events

The Fund has evaluated the impact of all subsequent events through May 15, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

March 31, 2026
Assets
Investments in Investment Funds at Fair Value (Cost $411,338,258 as of March 31, 2026) [1]	$449,280,700
Investments in Direct Investments (Cost $44,284,184 as of March 31, 2026)	44,198,036
Cash and Cash Equivalents	63,906,245
Dividend Receivable	450,294
Total Assets	$557,835,275
Liabilities and Net Assets
Due to Affiliate	$795,075
Total Liabilities	795,075
Commitments and Contingencies
Net Assets
Limited Partners	557,040,200
General Partner	—
Total Net Assets	557,040,200
Total Liabilities and Net Assets	$557,835,275

See notes to condensed consolidated financial statements.

(1) Refer to the Condensed Consolidated Schedule of Investments for a break-out between affiliated and non-affiliated investment.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Operations (Unaudited)

For the period from February 2, 2026 (commencement of operations) to March 31, 2026
Income
Dividend Income	$592,357
Total Income	592,357
Expenses
Professional Fees	191,941
Organizational costs	129,663
Deal diligence costs	385,017
General and other	88,454
Total Expenses	795,075
Net Investment Income (Loss)	(202,718)
Net Realized and Unrealized Gain (Loss) on Investments
Net Realized Gain (Loss) on Affiliated Secondary Investments	1,524,443
Net Change in Unrealized Gain (Loss) on Investments in Direct Investments	(86,148)
Net Change in Unrealized Gain (Loss) on Affiliated Secondary Investments	36,915,199
Net Change in Unrealized Gain (Loss) on Primary Commitment	1,027,243
Net Realized and Unrealized Gain (Loss) on Investments	39,380,737
Net Increase in Net Assets Resulting from Operations	$39,178,019

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Limited Partners	General Partner	Total Net Assets
Balance at February 2, 2026	$—	$—	$—
Contributions	517,862,181	—	517,862,181
Net Investment Income (Loss)	(202,718)	—	(202,718)
Net Realized Gain (Loss) on Investments	1,524,443	—	1,524,443
Net Change in Unrealized Gain (Loss) on Investments	37,856,294	—	37,856,294
Balance at March 31, 2026	$557,040,200	$—	$557,040,200

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the period from February 2, 2026 (commencement of operations) to March 31, 2026
Operating Activities
Net Increase in Net Assets Resulting from Operations	$39,178,019
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized (Gain) Loss on Affiliated Secondary Investments	(1,524,443)
Proceeds from investments	3,953,606
Net Change in Unrealized (Gain) Loss on Investments in Direct Investments	86,148
Net Change in Unrealized (Gain) Loss on Affiliated Secondary Investments	(36,915,199)
Net Change in Unrealized (Gain) Loss on Primary Commitment	(1,027,243)
Purchases of Investments	(458,051,605)
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend receivable	(450,294)
Increase in Due to Affiliate	795,075
Net Cash Used in Operating Activities	(453,955,936)

Financing Activities:
Proceeds from Contributions	517,862,181
Net Cash Provided by Financing Activities	517,862,181

Cash and cash equivalents
Net increase/(decrease) in cash	63,906,245
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$63,906,245

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Investment Funds
Affiliated Secondary Investments

Warburg Pincus Global Growth 14 Partners, L.P. and related AIVs (2)	LP interest	Various	Various	$160,378,217	$182,083,850	32.7%
Warburg Pincus Global Growth Partners, L.P. and related AIVs (2)	LP interest	Various	Various	97,559,716	98,576,450	17.7%
Warburg Pincus Financial Sector Partners, L.P. and related AIVs (2)	LP interest	Various	Various	33,323,975	33,878,249	6.1%
Warburg Pincus Capital Solutions Founders Fund Partners, L.P. and related AIVs (2)	LP interest	Various	Various	23,762,876	27,754,386	5.0%
WP DVT Partners, L.P. (1)	LP interest	Industrials	United States	24,557,625	27,627,950	5.0%
Other (2)	LP interest	Various	Various	67,579,293	74,156,016	13.3%
Total Affiliated Secondary Investments				407,161,702	444,076,901	79.8%

Primary Commitment
Other				4,176,556	5,203,799	0.9%
Total Primary Commitment				4,176,556	5,203,799	0.9%

Total Investments in Investment Funds				411,338,258	449,280,700	80.7%

Direct Investments	Equity Interest	Various	Various	44,284,184	44,198,036	7.9%
Total Direct Investments				44,284,184	44,198,036	7.9%

Cash Equivalents
BLACKROCK FED FUND - INST SHARES				31,221,347	31,221,347	5.6%
JPMORGAN U.S. GOVT MONEY MARKET FUND - INST SHARES				31,220,716	31,220,716	5.6%
Total Cash Equivalents				62,442,063	62,442,063	11.2%

Total Investments in Investment Funds, Direct Investments and Cash Equivalents				518,064,505	555,920,799	99.8%

Fair Value as a Percentage of Net Assets may not add due to rounding.

(1)

The WP Master Aggregator, indirectly through its limited partner interests (“LP interests”) in WP DVT Partners, L.P., and Warburg Pincus XII Partners, L.P. owns 191,943 shares in WP Deluxe Apexco, L.P., which in turn is invested in Duravant LLC, an industrials company located in the United States. As of March 31, 2026, the WP Master Aggregator’s investment in Duravant LLC totaled approximately 5.20% of its Net Asset Value, amounting to approximately a fair market value of $29 million at a cost of $18.3 million.

(2)

The WP Master Aggregator has purchased LP interests, including unfunded commitments, related to entities listed above as well as their related alternative investment vehicles (“AIVs”). The AIVs are maintained as separate legal entities with distinct capital calls, investments and distributions. Any capital called by an AIV reduces the capital commitment due to the overall secondary investment fund complex. As of March 31, 2026, the WP Master Aggregator, through the AIVs, indirectly held positions in over 190 portfolio companies. Please refer to Note 3 Investments and Fair Value Measurement for further information on the respective affiliated Secondary Investments.

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
Organization

Warburg Pincus Access Master Aggregator, L.P. (the “WP Master Aggregator”) is a Cayman Islands exempted limited partnership formed on July 24, 2025. The WP Master Aggregator operates in accordance with its exempted limited partnership agreement, as amended and restated, dated February 2, 2026 (the “WP Master Aggregator Partnership Agreement”). WP Master Aggregator held its initial acceptance of subscriptions (the “Initial Closing Date”) and commenced investment operations on February 2, 2026.

Warburg Pincus Access Fund, L.P. (“WP ACE”) invests through its wholly owned subsidiary, Warburg Pincus Access Aggregator, L.P. (the “WP Access Aggregator”) which in turn invests in WP Master Aggregator (together with the WP Access Aggregator, the “Aggregators”). The WP Access Aggregator and Warburg Pincus Access Fund S.A. SICAV (“WP ACE Lux”) are the only limited partners (“Limited Partners”) in the WP Master Aggregator. As of March 31, 2026, the WP Access Aggregator and WP ACE Lux own 66.3% and 33.7%, respectively, of the WP Master Aggregator. As of March 31, 2026, Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership (the “General Partner”) has no economic interest in WP Master Aggregator.

The WP Master Aggregator is the sole managing member of Warburg Pincus Access E&P Holdings, LLC (the “EP Holdings”), a Delaware limited liability company and is also the sole limited partner of Warburg Pincus Access E&P Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“EP Holdings Cayman,” together with EP Holdings referred to as the “EP Entities”). The EP Entities were formed on January 16, 2026, to hold specific investments for the benefit of the WP Master Aggregator. Each of the EP Entities commenced operations on February 2, 2026.

The WP Master Aggregator’s investment objective is the same as WP ACE, which is to provide attractive risk-adjusted returns with lower volatility relative to public markets and achieve medium-to-long term capital appreciation primarily through investments in global private markets (“Private Equity Investments”). WP ACE seeks to meet its investment objectives by investing primarily in or alongside certain current and future Warburg Pincus-managed strategies or direct transactions, with the objective of seeking to construct a diversified portfolio of investments globally (“Direct Investments”). Direct Investments will principally be in equity and equity related instruments but may include other securities such as debentures, convertible loan stock, options, warrants or debt instruments which are not equity-related (whether secured or unsecured and whether or not subordinated). Direct Investments may include, without limitation, shares, guarantees, notes, bonds, or other securities, financial or limited partnership interests in, or in respect of, or associated with, any entity, vehicle or person and loans (whether secured or unsecured and whether or not subordinated) made to, or acquired by WP ACE, in respect of, or associated with, any such entity, vehicle or person. WP ACE will also have the opportunity to invest in opportunistic deals which do not fall under one of Warburg Pincus’s existing strategies, thereby creating potential for an additional value-add for investors (also considered “Direct Investments”). WP ACE intends to focus on Direct Investments but may also make capital commitments to funds or accounts (including continuation vehicles) that are or will be managed by Warburg Pincus (the “Other Warburg Pincus Funds”) or third-party fund managers (“Primary Commitments”) and participate in secondary market purchases of existing interests in Other Warburg Pincus Funds or funds managed by third-party fund managers (“Secondary Investments”). Each Direct Investment, Primary Commitment, and Secondary Investment is a “Core Investment”. WP ACE also expects to invest up to 20% of its assets in debt and other types of instruments, including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities,” and together with the Core Investments, the “Investments”), in order to provide WP ACE with income, manage overall portfolio risk and to provide a potential source of liquidity for the Unit repurchase program (the “Repurchase Program”).

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the WP Master Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The WP Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). Accordingly, the WP Master Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

In accordance with ASC 946, the WP Master Aggregator generally does not consolidate its investment in a company unless the WP Master Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the WP Master Aggregator. As of March 31, 2026, the WP Master Aggregator has a controlling financial interest in the EP Entities and therefore consolidates them into these Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

Fair Value of Investments and Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” clarifies the definition of fair value for financial reporting, establishes a hierarchical disclosure framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

The hierarchy established under ASC 820 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by ASC 820, the WP Master Aggregator’s portfolio investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under ASC 820 and its applicability to the WP Master Aggregators’ portfolio investments are described as follows:

Level I – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level II – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of investments in this category includes less liquid securities listed in active markets and securities traded in other than active markets, where the fair value is based on observable inputs.

Level III – Inputs to the valuation methodology are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value require significant judgment or estimation. Level 3 includes private portfolio investments that are supported by little or no market activity.

In certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Investment Valuation

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

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investments or Instruments that are not Publicly Traded

Privately held portfolio investments, including the WP Master Aggregator’s Direct Investments, which may not have readily ascertainable market values, are valued at fair value, which is the estimated amount that would be received to sell the portfolio investment in an orderly transaction between market participants at the measurement date. Generally, the fair value of private investments is adjusted when a significant third-party investment or financing event has occurred or there is a significant change in the financial condition or operating performance of the portfolio company which would indicate either an increase or decrease in fair value. Various valuation techniques and inputs are considered in valuing private portfolio investments, including purchase multiples paid in other comparable third-party transactions, comparable public company trading multiples, discounted cash flow analysis, market conditions, liquidity, current operating results, and other pertinent information. The WP Master Aggregator’s Direct Investments will generally initially be valued at cost as the WP Master Aggregator’s recent purchase value may be considered a strong indication of current market value. However, to the extent the Manager does not believe a Direct Investment’s cost reflects the current market value, the Manager may adjust such valuation. When the Manager determines the fair value of the WP Master Aggregator’s Direct Investments, the Manager updates the prior month-end valuations by incorporating the latest available financial data for such Direct Investments, as well as any cash flow activity related to the Investments during the month. The month-end process is not expected to take into consideration all factors that are included in the quarterly process (as described below). On a quarterly basis, as additional information is received from management of the WP Master Aggregator’s Direct Investments, the Manager will also value the WP Master Aggregator’s Direct Investments utilizing the more detailed valuation procedures as described below. The Manager may also engage one or more qualified, independent valuation advisors to provide positive assurance for the valuations of each of the WP Master Aggregator’s Direct Investments prepared by the Manager and/or more detailed “range of value” analysis on a rolling basis throughout the year.

The Manager will value the WP Master Aggregator’s Direct Investments using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions, including a market approach, income approach or combination of both. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. When utilizing the market approach, multiples are applied to the most recent and relevant operating performance metric of the portfolio investment as appropriate, including historical and/or forecasted revenue, EBITDA, net income or other relevant operating performance metric. Considering the diversification of most of the portfolio company holdings, there is no single benchmark or range of multiples to which one can look for purposes of assessing fair value for all companies. Judgment must be applied in light of the company’s position in its market and the industry and geography in which it operates. In addition, for certain companies, the most relevant valuation metrics may be non-financial metrics, particularly in situations in which scientific or geological discoveries are critical to the business. To the extent applicable, available information regarding recent investment activity in portfolio company securities, or those of its competitors, is considered in the valuation process. Consideration is also given to exchange rate fluctuations for investments denominated in foreign currencies or companies whose values are tied to foreign currencies. Under the income approach, the fair value is derived based on the present value of cash flows that a portfolio investment or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods and/or recent round of financing. In addition, the Manager may use a primary approach and a secondary approach to corroborate the results of the primary approach. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.

In addition, the Manager may monitor the WP Master Aggregator’s Direct Investments on an ongoing basis for events that the Manager believes may have a material impact on the WP Master Aggregator’s NAV as a whole. Material events may include investment-specific events or broader market-driven events that may impact more than one specific investment. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the monthly NAV.

The Manager may engage independent valuation advisors in the future. While the independent valuation advisors are responsible for reviewing valuations and/or providing a range of value (as applicable), the independent valuation advisors are not responsible for, and do not determine the fair value of the WP Master Aggregator’s Direct Investments and do not calculate the WP Master Aggregator’s NAV. The Manager is ultimately responsible for the determination of the WP Master Aggregator’s NAV.

Investments in Investment Funds (Primary Commitments and Secondary Investments)

Primary Commitments and Secondary Investments, in both affiliated and unaffiliated investment funds, are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. If the latest NAV of an investment fund is not available at the time the WP Master Aggregator is calculating its NAV, the Manager will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment related capital calls and deducting the nominal amount of investment related distributions from the NAV as reported.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to tracking the NAV plus related cash flows of the WP Master Aggregator’s Investments in investment funds, the Manager may track relevant issuer-specific events or broader market-driven events related to the WP Master Aggregator’s Investments in investment funds that the Manager believes may have a material impact on the WP Master Aggregator’s NAV as a whole.

Upon the occurrence of such a material event and provided that the Manager is aware that such event has occurred, the Manager may make a corresponding adjustment to reflect the current fair value of such investment fund, applying the valuation methodologies for Direct Investments outlined above. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the WP Master Aggregator’s monthly NAV.

Cash and Cash Equivalents

Cash and cash equivalents may consist of deposits with financial institutions, money market funds and other short-term investments with an initial maturity of three months or less and are carried at cost, which approximates fair value. At times, the WP Master Aggregator may have bank balances in excess of federally insured limits.

Foreign Currency

In the normal course of business, the WP Master Aggregator may make investments in non-U.S. dollar currency investments. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations. During the period from February 2, 2026 (commencement of operations) to March 31, 2026, the WP Master Aggregator did not directly hold any non-U.S. dollar currency investments.

Net Realized and Unrealized Gain (Loss) on Investments

The WP Master Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.

Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Income Recognition

The WP Master Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. The WP Master Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the WP Master Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.

Income Taxes

The WP Master Aggregator is treated as a partnership for U.S. federal and state income tax purposes, and, accordingly, is generally not subject to U.S. federal, state or local income taxes at the fund level. The WP Master Aggregator intends to operate in a manner such that it will not be treated as a publicly traded partnership; however, the WP Master Aggregator could be treated as a publicly traded partnership and may not meet the qualifying income exception in certain years. In such circumstances, the WP Master Aggregator would be treated as a publicly traded partnership taxed as a corporation for U.S. federal, state and/or local income tax purposes, and its Unitholders would be treated as shareholders in a corporation. The WP Master Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the WP Master Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes, which are subject to U.S. federal and state and/or local income taxes.

To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal corporate income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Taxes

U.S. GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. When it is determined that some or all of the deferred tax assets may not be realized, valuation allowances are established. The WP Master Aggregator evaluates all relevant positive and negative evidence, including both the amount and nature of projected taxable income, to support its assessment.

Uncertain Tax Positions

The WP Master Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The WP Master Aggregator reevaluates its tax positions each period in which new information becomes available. The WP Master Aggregator’s policy is to recognize interest and penalties related to income taxes, if applicable, as a component of the provision for income taxes on the Condensed Consolidated Statements of Operations.

Affiliates

The General Partner, Manager, WP ACE, WP Access Aggregator, WP ACE Lux and other vehicles sponsored, advised and/or managed by Warburg Pincus or its affiliates are affiliates of the WP Master Aggregator.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. The Manager is currently evaluating the impact of this guidance on the WP Master Aggregator’s condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.
Investments and Fair Value Measurement

The following tables summarize the valuation of the WP Master Aggregator’s investments by the fair value hierarchy levels as of March 31, 2026:

	March 31, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Funds	$62,442,063	$—	$—	$—	$62,442,063
Total Cash and Cash Equivalents	$62,442,063	$—	$—	$—	$62,442,063
Investments
Affiliated Secondary Investments and Primary Commitment	$—	$—	$—	$449,280,700	$449,280,700
Direct Investments	—	—	44,198,036	—	44,198,036
Total Investments	$—	$—	$44,198,036	$449,280,700	$493,478,736

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of March 31, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Direct Investments	$44,198,036	Recent Transaction Price	N/A	N/A	N/A	N/A
	$44,198,036

For the period from February 2, 2026 (commencement of operations) to March 31, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	For the period from February 2, 2026 (commencement of operations) to March 31, 2026

	Direct
	Investments	Total
Balance, Beginning of Period	$—	$—
Purchases	44,284,184	44,284,184
Change in Gain/(Loss) included in net assets	(86,148)	(86,148)
Balance, End of Period	$44,198,036	$44,198,036

Affiliated Secondary Investments and Primary Commitment Investment

As of March 31, 2026, these investments may not be redeemed at or within three months of the reporting date and may not be sold without a general partner’s consent. Distributions received from these investments will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the unfunded commitments of investments fair valued using NAV as a practical expedient as of March 31, 2026, by industry:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment
Industrials
WP DVT Partners, L.P.	$3,803,892
Other Investment(s) in Affiliated Secondary Investments and Primary Commitment	717,955
4,521,847
Various
Warburg Pincus Global Growth 14 Partners, L.P. and related AIVs	16,759,917
Warburg Pincus Global Growth Partners, L.P. and related AIVs	787,270
Warburg Pincus Financial Sector Partners, L.P. and related AIVs	1,768,000
Warburg Pincus Capital Solutions Founders Fund Partners, L.P. and related AIVs	33,291,950
Other Investment(s) in Affiliated Secondary Investments and Primary Commitment	3,382,870
55,990,007
$60,511,854

4.
Net Assets

On a monthly basis the WP Master Aggregator accepts contributions from WP ACE, indirectly through the WP Access Aggregator, and WP ACE Lux. The WP Master Aggregator does not allow the Limited Partners the right to withdraw without the prior consent of the General Partner.

5.
Related Party Transactions

On February 2, 2026, entities affiliated with the General Partner and Manager transferred secondary investments, as disclosed and contemplated in the WP ACE’s offering documents, and consented to by Unitholders, in the amount of $330.9 million and subsequently transferred an additional $71.8 million as of March 31, 2026. The WP Master Aggregator may purchase additional amounts through September 30, 2026, as contemplated and disclosed in WP ACE offering documents, and consented to by Unitholders. Certain direct investments were purchased directly from other Warburg Pincus managed funds at fair value, as determined by the General Partner.

Due to Affiliate

The WP Master Aggregator’s operating expenses are paid either by the WP Master Aggregator or by the Manager or its related affiliates. As of March 31, 2026, an affiliate of the Manager has advanced total costs of $795,075, which are subject to recoupment by the affiliate of the Manager. This has been recorded in the Condensed Consolidated Statements of Assets and Liabilities within Due to Affiliate.

Investments in Affiliated Secondary Investments and Primary Commitment (Investment Funds) and Direct Investments

Affiliated Secondary Investments are investment funds managed by the Manager or its affiliates. The Primary Commitment and Direct Investments are also held by other entities managed by the Manager or its affiliates. As of March 31, 2026, the WP Master Aggregator had Investments in Investment Funds of $449,280,700 and Investments in Direct Investments of $44,198,036. The WP Master Aggregator is not subject to management fees and performance fees in respect to its investments in affiliated Secondary Investments. Refer to Note 2 “Summary of Significant Accounting Policies” for more information on Investments in Investment Funds (Primary Commitments and Secondary Investments).

6.
Commitments and Contingencies

Commitments

In addition to the above, WP Master Aggregator has unfunded commitments of $3,622,452 in its Direct Investments as of March 31, 2026.

Contingencies

The WP Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, the WP Master Aggregator was not subject to any material litigation nor was the WP Master Aggregator aware of any material litigation threatened against it.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnifications

In the normal course of business, the WP Master Aggregator enters into contracts that contain a variety of indemnification arrangements. The WP Master Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the WP Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.

7.
Income Taxes

The EP Entities which are consolidated by the WP Master Aggregator, are treated as corporations for U.S. federal income tax purposes. The EP Entities account for income taxes under the liability method prescribed by the FASB under ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Future tax benefits are recognized only to the extent that realization of such benefits is more likely than not.

The following table summarizes the deferred tax assets at March 31, 2026, all of which have been reduced by a full valuation allowance:

The EP Entities	Deferred Tax Assets as of March 31, 2026	Valuation Allowance as of March 31, 2026
Warburg Pincus Access E&P Holdings (Cayman), LP	$3,671	$(3,671)
Warburg Pincus Access E&P Holdings, LLC	$217,208	$(217,208)
Total	$220,879	$(220,879)

Tax Contingencies

The WP Master Aggregator files its tax returns in accordance with the tax laws and regulations of the jurisdictions in which it operates. In the ordinary course of business, the WP Master Aggregator and the EP Entities may be subject to examination by various taxing authorities; however, as of March 31, 2026, there are currently no ongoing examinations.

8.
Financial Highlights

The following financial highlights for the period from February 2, 2026 (commencement of operations) to March 31, 2026 are calculated as a percentage of average Limited Partners' capital and are calculated for the Limited Partner class taken as a whole. Calculation of these highlights on an individual Limited Partner basis may yield results that vary from those stated herein due to the timing of capital transactions.

For the period from February 2, 2026 (commencement of operations) to March 31, 2026
Total Return (Limited Partners) (a)	8.40%
Ratios to weighted-average Limited Partners' interests (b)
Total expenses (c)	0.98%
Total net investment income (loss)	(0.25)%

(a)
For the period from February 2, 2026 (commencement of operations) to March 31, 2026, total return is calculated based on a time-weighted rate of return methodology.
(b)
These ratios are not annualized.
(c)
These ratios do not indicate expenses incurred by the affiliated Secondary Investments that the WP Master Aggregator is invested in.

9.
Subsequent Events

The WP Master Aggregator has evaluated the impact of all subsequent events through May 15, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes of Warburg Pincus Access Fund, L.P. and the unaudited condensed consolidated financial statements and the related notes of Warburg Pincus Access Master Aggregator, L.P. both included within this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, we refer to Warburg Pincus Access Fund, L.P. as the “Fund.” The terms “WP ACE,” the “Fund,” “we,” “us” or “our” collectively refers to the Fund, Warburg Pincus Access Aggregator, L.P. (the “WP Access Aggregator”), Warburg Pincus Access Master Aggregator, L.P. (the “WP Master Aggregator”) and any Parallel Funds (as defined in Part I. Item 1. Financial Statements), as the context requires.

The investment activities of WP ACE are carried out through the WP Master Aggregator, a non-consolidated affiliate of the Fund. As such, in this discussion and analysis, we believe it is important to present information for both the Fund and the WP Master Aggregator. The unaudited financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”

Overview

On February 2, 2026, Warburg Pincus launched WP ACE, Warburg Pincus’s perpetual private equity solution for eligible individual investors, to provide investors greater access to Warburg Pincus’s private equity platform. Our investment objective is to provide attractive risk-adjusted returns with lower volatility relative to public markets and achieve medium-to-long term capital appreciation primarily through private equity investments (“Private Equity Investments”). Structured as a perpetual-life strategy, the Fund accepts monthly, fully-funded subscriptions and aims to provide Unitholders a liquidity option through quarterly repurchase offers.

The Fund primarily focuses on investing in or alongside certain current and future Warburg Pincus-managed strategies or direct transactions (“Direct Investments”), with the objective of seeking to construct a diversified portfolio of investments globally.

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

The Fund will also have the opportunity to invest in opportunistic deals which do not fall under one of Warburg Pincus’s existing strategies, thereby creating potential for an additional value-add for investors. Such investments also are considered Direct Investments.

The Fund intends to focus on Direct Investments but may also make capital commitments to funds or accounts (including continuation vehicles) that are or will be managed by Warburg Pincus or third-party fund managers (“Primary Commitments”) and participate in secondary market purchases of existing interests in Other Warburg Pincus Funds or funds managed by third-party fund managers (“Secondary Investments”). Each Direct Investment, Primary Commitment, and Secondary Investment shall be considered a ‘Core Investment.’ The Fund expects to invest up to 20% of its assets in debt and other types of instruments, including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents (‘Debt and Other Securities,’ and together with the Core Investments, the “Investments”), in order to provide the Fund with income, manage overall portfolio risk and to provide a potential source of liquidity for the Repurchase Program.

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

As of March 31, 2026, we have constructed a portfolio intended to balance near-term performance, long-term growth, and the option for periodic liquidity.

Recent Developments

The Fund commenced operations on February 2, 2026. As of March 31, 2026, the Fund has issued Units for total subscriptions of $347 million which together with WP ACE Lux resulted in a total of $517 million subscriptions into the WP Master Aggregator since inception.

As of March 31, 2026, the Fund’s portfolio consists of exposure to over 190 portfolio company investments, including indirect exposure via affiliated Secondary Investments of $449 million and Direct Investments of $44 million, respectively.

Performance Summary

Since commencement of operations on February 2, 2026, we have delivered positive performance across all Unit Classes in the Fund with Units currently outstanding:

March 31, 2026
Inception To Date (1)
Unit Class	Total Return (2)
Class A1	6.92%
Class A2	6.96%
Class A3	7.00%
Class B1	2.36%
Class B3	2.40%
Class E	8.48%

(1) Inception to date is not an annualized return. Total return performance is measured from the date that the respective Unit Classes were first issued to investors other than the General Partner and, as a result, the differences in return among Unit Classes are attributable to the different inception dates as well as different fees and expenses allocable to such Classes. Class A1, A2, A3 and E Units were first issued on February 2, 2026. Class B1 and B3 Units were first issued on March 2, 2026.

(2) Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit Class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units. These returns differ from those reported in accordance with U.S. GAAP in the financial highlights within the condensed consolidated financial statements for the period ended March 31, 2026, due to certain differences in expense accruals between U.S. GAAP and Transactional NAV.

Investment Portfolio

The charts below present the diversification of WP ACE’s exposure to portfolio companies, directly and indirectly via Secondary Investments, by strategy, sector and geography based on the fair value of our Private Equity Investments as of March 31, 2026:

Note: % of fair value may not add due to rounding.

Results of Operations

From July 18, 2025, the Fund’s date of formation, through February 1, 2026, the Fund had not commenced investment operations. On September 30, 2025, the Fund received its initial seed capital from the General Partner and on February 2, 2026, the Fund held its initial acceptance of subscriptions for Units by unaffiliated investors and commenced investment operations. The Fund’s key financial measures and results of operations in accordance with U.S. GAAP are discussed below.

Investment Income, Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The Fund generates income primarily from its investment in the WP Master Aggregator. The Fund had an interest of 66.3% in the WP Master Aggregator as of March 31, 2026. Key drivers of the results of operations of the WP Master Aggregator are discussed further below.

For the three months ended March 31, 2026, the Fund recorded a net change in unrealized appreciation on its investment in the WP Master Aggregator of $25.5 million.

For the three months ended March 31, 2026, the Fund recognized $6,077 of dividend income on money market funds.

Expenses

For the three months ended March 31, 2026, the Fund incurred $6.0 million in gross expenses, comprised primarily of $3.8 million of Performance Participation Allocation, $477,743 of amortization of deferred offering costs and $598,162 of professional fees. Management Fees for the period ended March 31, 2026 were $484,194. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 5. Related Party Transactions to the condensed consolidated financial statements of the Fund included in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Warburg Pincus LLC (the “Manager”) has agreed to advance organizational and offering expenses of the Fund through the first anniversary of the Initial Closing Date, after which the Fund will begin to amortize the costs over a 60-month period. In addition to organizational and offering expenses, by way of the Expense Support Agreement, the Manager waived other operating expenses and ‘Specified expenses’, except for servicing fees, Performance Participation Allocation and Management Fees (as applicable) (as defined within Note 5. Related Party Transactions to the condensed consolidated financial statements included in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q), to ensure such Fund expenses do not exceed 0.40% of the monthly net assets, on an annualized basis. The Fund agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Support Agreement and any expenses advanced in excess of the Expense Limitation for such Class, provided the repayments do not cause annual operating expenses for that Class to exceed the Expense Limitation in place at the time the Fund repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated. For the three months ended March 31, 2026, the amount advanced by the Manager is $7.7 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026, the net increase in net assets resulting from operations was $19.5 million, resulting from a net change in unrealized gain on investments of $25.5 million and a net investment loss of $6.0 million.

WP Master Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments

The WP Master Aggregator generates income primarily from investments in Private Equity Investments and in Debt and Other Securities, including net realized and unrealized gains and losses and net realized and unrealized gains and losses of foreign exchange translation of assets and liabilities denominated in foreign currencies.

We also generate income in the form of dividends and distributions on our Private Equity Investments and dividend income from our investments in money market securities.

The WP Master Aggregator’s Net Increase in Net Assets Resulting from Operations of $39.2 million was attributable to a Net Realized and Change in Unrealized Gain (Loss) on Investments of $1.5 million and $37.9 million and additional Net Investment Loss of $202,718.

The net change in unrealized appreciation on its investments from the investments in Other Warburg Pincus Funds, acquired on February 2, 2026, and subsequently fair valued.

WP Master Aggregator Expenses

For the three months ended March 31, 2026, the WP Master Aggregator incurred total expenses of $795,075 made up of deal diligence costs of $385,017 and professional and other fees of $410,058.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of its continuous offering of Units, cash flows from operations and any financing arrangements the Fund may enter into in the future. The Fund believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and the foreseeable future. The primary use of the Fund’s cash and cash equivalents are for acquiring portfolio company investments, funding the cost of its operations, including the Management Fee and Performance Participation Allocation, to the extent paid in cash, periodic repurchases under the Fund’s Repurchase Program and cash distributions (if any) to Unitholders, to the extent declared by the General Partner.

As of March 31, 2026, the Fund had $4.0 million in cash and cash equivalents, which primarily includes $3.9 million of investments in money market funds. Additionally, the WP Master Aggregator had $63.9 million in cash and cash equivalents, primarily made up of $62 million in cash equivalents with the residual balance being cash held at bank.

The Fund has adopted a Repurchase Program, whereby on a quarterly basis, Unitholders may request that the Fund repurchases all or any portion of their Units, subject to a repurchase limitation of 5% of the aggregate Transactional NAV attributable to the units as of the close of the previous calendar quarter. Due to the illiquid nature of the Fund’s portfolio company investments, it may not have sufficient liquid resources to fund repurchase requests.

There may be quarters in which the Fund does not repurchase Units, and it is possible that the Fund will not repurchase Units at all for an extended period. The applicable quarterly Unit repurchase limit, repurchase price and early repurchase deduction are calculated based on the Transactional NAV.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond March 31, 2026, see Note 7. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Fund, L.P. and Note 7. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Master Aggregator, L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Transactional Net Asset Value

The Fund calculates net asset value by deducting all accrued fees, expenses and other liabilities of the Fund from the fair value of investments, determined in accordance with valuation policies and procedures approved by the Fund’s General Partner, and other assets and receivables held by the Fund. The Fund’s Transactional NAV is calculated for purposes of establishing the price at which subscriptions and repurchases of the Fund’s Units are made. Transactional NAV per Unit differs from the Fund’s net asset value per Unit for financial reporting purposes as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP Net Asset Value”).

March 31, 2026
Components of the Fund's Transactional Net Asset Value
Investment in WP Master Aggregator	$369,810,894
Cash and Cash Equivalents	4,002,402
Accrued Unitholder Servicing Fees (a)	(262,452)
Performance Participation Allocation Payable	(3,789,586)
Management Fee Payable	(484,194)
Other Liabilities	(182,202)
Transactional Net Asset Value	$369,094,862

(a)
Accrued Unitholder servicing fees only apply to Class A1, Class A2 and Class B1 Units. For purposes of the Fund’s Transactional NAV, the fees are recognized as a reduction of the Fund’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each Class of the Fund with Units outstanding as of March 31, 2026 was as follows:

	March 31, 2026
	Transactional NAV	Number of
	per Unit	Units
Class A1	$26.73	10,803,520
Class A2	$26.74	480,000
Class A3	$26.75	118,546
Class B1	$25.59	2,433,500
Class B3	$25.60	29,906
Class E	$27.12	46,400
		13,911,872

The following table reconciles GAAP Net Asset Value to the Fund’s Transactional NAV.

March 31, 2026
GAAP Net Asset Value	$351,509,604
Adjustments
Organizational, Offering Expenses and other Specified Expenses (a)	5,048,018
Servicing Fee (b)	12,010,152
Investment in WP Master Aggregator (c)	527,088
Transactional Net Asset Value	$369,094,862

(a)
Represents an adjustment to reflect the impact of the Expense Support Agreement in relation to the organizational, offering and other specified expenses which result in a deferment of payment to the Manager of such costs.
(b)
Represents an adjustment to reflect Unitholder servicing fees on Class A1, Class A2 and Class B1 Units as they are accrued on a monthly basis.
(c)
Represents an adjustment for certain costs accrued at the WP Master Aggregator level for U.S. GAAP, but are not charged to the Fund yet. Such costs are subject to recoupment by the affiliate of the Manager.

Critical Accounting Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reporting period. With different estimates or assumptions, materially different amounts could be reported in our financial statement. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.

Fair Value

As investment companies under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), the Fund and the WP Master Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize the investments in accordance with U.S. GAAP and for purposes of computing a monthly Transactional NAV.

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

In addition, the Manager may monitor the Fund’s Direct Investments on an ongoing basis for events that the Manager believes may have a material impact on the Fund’s NAV as a whole. Material events may include investment-specific events or broader market-driven events that may impact more than one specific investment. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the monthly NAV.

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

Secondary Investments and Primary Commitments

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

In addition to tracking the NAV plus related cash flows of the Fund’s Investments in investment funds, the Manager may track relevant issuer-specific events or broader market-driven events related to the Fund’s Investments in investment funds that the Manager believes may have a material impact on the Fund’s NAV as a whole.

Upon the occurrence of such a material event and provided that the Manager is aware that such event has occurred, the Manager may make a corresponding adjustment to reflect the current fair value of such investment fund, applying the valuation methodologies for Direct Investments outlined above. In general, the Manager expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Manager. However, rapidly changing market conditions or material events may not be immediately reflected in the Fund’s monthly NAV.

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

The General Partner shall be permitted to establish holdbacks and reserves for estimated accrued expenses, liabilities and contingencies relating to the Fund (even if not otherwise required by U.S. GAAP) determined in good faith by the General Partner, which holdbacks or reserves shall be charged and accrued against the NAV of the Fund, in any amounts that the Manager deems necessary or prudent.

Contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment).

Servicing Fees

Class A1, Class B1, Class A2, Class B2 and Class C1 will bear a Servicing Fee calculated on an annualized basis on the Transactional NAV of each Class of Units as of the last day of each month. The Servicing Fee is payable to a financial intermediary, in an amount equal to 0.50% for Class A1 and B1, 0.25% for Class A2 and Class B2 and 0.85% for Class C1. In calculating the Servicing Fee, WP ACE will use its NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Units. No Servicing Fee will be payable with respect to Class A3, Class A4, Class B3, Class B4, Class C2, Class D and Class E Units.

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

As of March 31, 2026, in accordance with U.S. GAAP the Fund accrued Servicing Fees of $12.27 million, of which $262,451 is due and payable as of March 31, 2026.

Principles of Consolidation

The Fund and the WP Master Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. The Fund considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation of the WP Master Aggregator by the Fund was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Fund does not have a controlling financial interest in the WP Master Aggregator: (a) the WP Master Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for the Fund to control the WP Master Aggregator and (c) essentially all the WP Master Aggregator’s activities are not conducted solely on behalf of the Fund. The Fund believes non-consolidation of the WP Master Aggregator is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the WP Master Aggregator are an integral part of the Fund’s condensed consolidated financial statements, two sets of financial statements are included in this Quarterly Report on Form 10-Q, one for the Fund and one for the WP Master Aggregator. Barring a significant change to the activities and structure of the WP Master Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.

Recent Accounting Developments

For information regarding recent accounting developments and their impact on the Fund and the WP Master Aggregator, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Fund, L.P. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Master Aggregator, L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and https://wealthsolutions.warburgpincus.com/wpace-us/. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.

Unit Repurchases

The Fund implemented a Repurchase Program for the Units whereby the Fund would repurchase, in any calendar quarter, up to 5% of the aggregate NAV attributable to the Units as of the close of the previous calendar quarter, but there is no guarantee that the Fund will be able to make such repurchases. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for a certain minimum time period (which period of time varies depending on the Class of Units, as described herein) will be subject to an early repurchase price deduction equal to 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date).

For the three months ended March 31, 2026, there were no repurchases made under the Repurchase Program.

For additional information on our Repurchase Program, including a breakdown by Class, see “Repurchase Program” in Note 4. “Net Assets” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Fund, L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026

Warburg Pincus Access Fund, L.P.

/s/ Christopher Turner
	Name:	Christopher Turner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026

Warburg Pincus Access Fund, L.P.

/s/ Megan Kilcourse
	Name:	Megan Kilcourse
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)