Form 10-Q/A
period 2026-03-31
Warburg Pincus Access Fund, L.P.
filed 2026-05-19
CIK 2082826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Warburg Pincus Access Fund, L.P. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which was filed with the Securities and Exchange Commission on May 15, 2026 (the “Form 10-Q”), for the sole purpose of correcting an inadvertent hyperlink included in the original filing by a service provider. This Amendment does not change any previously reported financial results, does not reflect events occurring after the filing of the Form 10-Q and, other than correcting the referenced hyperlink and filing Exhibit 10.1, does not modify or update the disclosures in the Form 10-Q in any way. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment pursuant to Rule 13a-14(a) under the Exchange Act. In light of the fact that this Amendment does not include any financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, the registrant has not included certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, since this Amendment does not include any financial statements. This Amendment should be read in conjunction with the Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Exhibit Description

10.1+*	Form of Restricted Unit Award Agreement.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

31.3

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) (incorporated herein by reference to Exhibit 31.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2026).

31.4

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) (incorporated herein by reference to Exhibit 31.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2026).

32.1

Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2026).

32.2

Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2026).

104*	Cover Page Interactive Data File (formatted as Inline XBRL).

* Filed herewith.

+ Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

The agreements and other documents filed as exhibits to this Amendment are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2026

Warburg Pincus Access Fund, L.P.

/s/ Christopher Turner
	Name:	Christopher Turner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2026

Warburg Pincus Access Fund, L.P.

/s/ Megan Kilcourse
	Name:	Megan Kilcourse
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)