Form 10-Q
period 2026-06-30
Warburg Pincus Access Fund, L.P.
filed 2026-08-13
CIK 2082826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56778

Warburg Pincus Access Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-3512234 (I.R.S. Employer Identification No.)

450 Lexington Avenue

New York, New York 10017

(Address of principal executive offices)(Zip Code)

(212) 878-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2026, the registrant had the following limited partnership units outstanding: 10,803,520 Class A1 units, 480,000 Class A2 units, 118,546 Class A3 units, no Class A4 units, 5,087,638 Class B1 units, no Class B2 units, 243,004 Class B3 units, no Class B4 units, no Class C1 units, no Class C2 units, no Class D units and 46,400 Class E units.

		Page
Part I.	Financial Information

Item 1.	Financial Statements	5

	Unaudited Condensed Consolidated Financial Statements of Warburg Pincus Access Fund, L.P.:

	Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025	5

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026	6

	Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2026	7

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2026	8

	Condensed Consolidated Schedule of Investments as of June 30, 2026	9

	Notes to Condensed Consolidated Financial Statements	10

	Unaudited Condensed Consolidated Financial Statements of Warburg Pincus Access Master Aggregator, L.P.:

	Condensed Consolidated Statement of Assets and Liabilities as of June 30, 2026	18

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2026 and period from February 2, 2026 (commencement of operations) to June 30, 2026	19

	Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended June 30, 2026 and period from February 2, 2026 (commencement of operations) to June 30, 2026	20

	Condensed Consolidated Statement of Cash Flows for the period from February 2, 2026 (commencement of operations) to June 30, 2026	21

	Condensed Consolidated Schedule of Investments as of June 30, 2026	22

	Notes to Condensed Consolidated Financial Statements	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

	Signatures	43

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

The term “EP Holdings” refers to Warburg Pincus Access E&P Holdings, LLC, a Delaware limited liability company, of which the WP Master Aggregator is a sole and managing member of.

The term “EP Holdings Cayman” refers to Warburg Pincus Access E&P Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership, of which the WP Master Aggregator is the sole limited partner of.

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

The term “Parallel Funds” refers to one or more parallel investment entities, the structure and terms of which could differ from that of the Fund, but that generally are expected to invest proportionately in all transactions on substantially the same terms and conditions as the Fund, except as necessary to address legal, tax, regulatory, investment or other considerations (as determined in the General Partner’s discretion), but, for the avoidance of doubt, does not include WP ACE Lux.

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

This Quarterly Report on Form 10-Q does not constitute an offer of WP ACE or any Other Warburg Pincus Funds.

Part I. Financial Information

Item 1. Financial Statements

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Investment in Warburg Pincus Access Master Aggregator, L.P. at Fair Value (Cost $402,196,078 as of June 30, 2026; $0 as of December 31, 2025)	$452,343,444	$—
Cash and Cash Equivalents	4,024,922	10,000
Deferred Offering Costs	1,734,018	2,774,379
Total Assets	$458,102,384	$2,784,379
Liabilities and Net Assets
Due to Affiliate	$8,777,527	$6,266,068
Accrued performance participation allocation	7,398,284	—
Servicing fees payable	14,193,247	—
Management fee payable	1,506,747	—
Total Liabilities	31,875,805	6,266,068
Commitments and Contingencies (Note 7)
Net Assets/(Deficit)
Limited partnership units - Class A1, unlimited units authorized (10,803,520 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	287,383,173	—
Limited partnership units - Class A2, unlimited units authorized (480,000 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	13,006,369	—
Limited partnership units - Class A3, unlimited units authorized (118,546 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	3,270,426	—
Limited partnership units - Class B1, unlimited units authorized (4,565,940 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	116,739,027	—
Limited partnership units - Class B3, unlimited units authorized (167,635 and 0 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	4,439,985	—
Limited partnership units - Class E, unlimited units authorized (46,400 and 400 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	1,387,599	(3,481,689)
Total Net Assets/(Deficit)	426,226,579	(3,481,689)
Total Liabilities and Net Assets/(Deficit)	$458,102,384	$2,784,379
Net Asset Value per Class A1 Unit - $ 26.60
Net Asset Value per Class A2 Unit - $ 27.10
Net Asset Value per Class A3 Unit - $ 27.59
Net Asset Value per Class B1 Unit - $ 25.57
Net Asset Value per Class B3 Unit - $ 26.49
Net Asset Value per Class E Unit - $ 29.91

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026

Income
Dividend income	$32,217	$38,293
Total Income	32,217	38,293

Expenses
Management fees	1,022,554	1,506,747
Performance Participation Allocation	3,608,698	7,398,284
Organizational Costs	21,704	238,061
Professional Fees	517,670	1,115,831
Directors’ Fees	140,959	274,292
Administration fees	416,385	624,961
Amortization of deferred offering costs	732,068	1,209,810
Other Fees	77,533	181,894
Total Expenses	6,537,571	12,549,880
Net Investment Income (Loss)	(6,505,354)	(12,511,587)
Net Change in Unrealized Appreciation (Depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	24,605,012	50,147,366
Net Increase in Net Assets Resulting from Operations	$18,099,658	$37,635,779

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units	Class E Units	Total Net Assets/(Deficit)
Balance at March 31, 2026	$274,571,977	$12,424,678	$3,123,558	$59,403,634	$756,934	$1,228,823	$351,509,604
Re-allocation of previously incurred expenses	351,516	15,908	4,000	(343,932)	(28,850)	1,358	—
Subscriptions	—	—	—	54,875,500	3,579,123	83,337	58,537,960
Servicing fees	—	—	—	(1,920,643)	—	—	(1,920,643)
Net Investment Income (Loss)	(4,429,615)	(198,503)	(49,285)	(1,775,321)	(46,510)	(6,120)	(6,505,354)
Net change in unrealized appreciation (depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	16,889,295	764,286	192,153	6,499,789	179,288	80,201	24,605,012
Balance at June 30, 2026	$287,383,173	$13,006,369	$3,270,426	$116,739,027	$4,439,985	$1,387,599	$426,226,579

Balance at December 31, 2025	$—	$—	$—	$—	$—	$(3,481,689)	$(3,481,689)
Re-allocation of previously incurred expenses	(2,345,131)	(106,130)	(26,685)	(956,087)	(36,374)	3,470,407	—
Subscriptions	270,037,435	12,000,000	2,963,541	115,704,640	4,326,783	1,233,337	406,265,736
Servicing fees	(9,872,807)	(219,371)	—	(4,101,069)	—	—	(14,193,247)
Net Investment Income (Loss)	(9,655,235)	(431,345)	(106,924)	(2,253,003)	(52,387)	(12,693)	(12,511,587)
Net change in unrealized appreciation (depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	39,218,911	1,763,215	440,494	8,344,546	201,963	178,237	50,147,366
Balance at June 30, 2026	$287,383,173	$13,006,369	$3,270,426	$116,739,027	$4,439,985	$1,387,599	$426,226,579

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended June 30,
2026
Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$37,635,779
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting From Operations to Net Cash Used in Operating Activities:
Contributions to Warburg Pincus Access Master Aggregator, L.P.	(402,196,078)
Net change in unrealized (appreciation) depreciation on Investments in Warburg Pincus Access Master Aggregator, L.P.	(50,147,366)
Amortization of offering costs	1,209,810
Share-based directors fees	83,337
Cash Flows due to Changes in Operating Assets and Liabilities:
Increase in Accrued servicing fees	779,208
Increase in Due to Affiliate	2,511,459
Increase in Accrued performance participation allocation	7,398,284
Increase in Management fee payable	1,506,747
Net Cash Used in Operating Activities	(401,218,820)

Financing Activities:
Proceeds from subscriptions, net of share-based directors fees	406,182,399
Servicing fee payable	(779,208)
Deferred Offering Costs	(169,449)
Net Cash Provided by Financing Activities	405,233,742

Net Increase in Cash and Cash equivalents	4,014,922
Cash and Cash equivalents, Beginning of Period	10,000

Cash and Cash equivalents, End of Period	$4,024,922

Supplemental disclosure of non cash financing activities:
Estimated servicing fees (see Note 5)	$13,414,039
Share-based directors fees	$83,337

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Schedule of Investments (Unaudited)

	June 30, 2026
Name of Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investment in Investment Fund

Warburg Pincus Access Master Aggregator, L.P.		United States	$452,343,444	106.13%

Total Investment in Investment Fund (Cost $402,196,078)			452,343,444	106.13%

Cash Equivalents
Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		United States	1,324,962	0.31%
JP Morgan US Government Capital Fund		United States	1,365,042	0.32%
Goldman Sachs Financial Square Government Fund		United States	1,324,918	0.31%
Total Cash Equivalents (Cost $4,014,922)			4,014,922	0.94%

Total Investment in Investment Fund and Cash Equivalents (Cost $406,211,000)			$456,358,366	107.07%

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

Warburg Pincus Access Fund (TE), L.P. (the “TE Feeder”), a Delaware limited partnership and Warburg Pincus Access Fund (TE) Blocker, L.P. (the “TE Blocker,” and together with the TE Feeder, the “Feeders”), a Cayman Islands exempted limited partnership, invests all or substantially all of its assets indirectly in the Fund in exchange for units in the Fund. The TE Feeder, which was established for certain investors with particular tax characteristics, such as U.S. tax-exempt investors and certain non-U.S. investors was formed on October 14, 2025, and commenced operations on February 2, 2026. As of June 30, 2026, the Feeders own approximately 19.4% of the Fund’s net asset value for subscriptions and redemptions (“Transactional NAV”). The Feeders will be obligated to bear, without duplication, their proportional share of the Fund’s expenses in addition to incurring their own specific expenses.

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

The Fund invests through its wholly owned subsidiary, Warburg Pincus Access Aggregator, L.P. (the “WP Access Aggregator”) which in turn invests in Warburg Pincus Access Master Aggregator, L.P. (the “WP Master Aggregator,” and together with the WP Access Aggregator, the “Aggregators”). The WP Access Aggregator and the WP Master Aggregator were formed on September 18, 2025, and July 24, 2025, respectively, and commenced operations on February 2, 2026. The Aggregators have the same investment objectives as the Fund. The condensed consolidated financial statements of the WP Master Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of the Fund’s condensed consolidated financial statements and are included following these condensed consolidated financial statements.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Fund is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. The condensed consolidated financial statements, including these notes, are unaudited. The comparative financial information for the period ended and as of December 31, 2025, has been derived from the audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable.

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

Cash and Cash Equivalents

Cash and Cash Equivalents may consist of deposits with financial institutions, money market funds and other short-term investments with initial maturity of three months or less and are carried at cost, which approximates fair value. At times, the Fund may have bank balances in excess of federally insured limits. As of June 30, 2026, cash equivalents are considered Level 1 investments.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Organizational costs

Organizational costs are comprised principally of costs of incorporating the Fund and the WP Master Aggregator and the costs of legal services and other fees pertaining to the Fund and its subsidiaries. Organizational costs are expensed as incurred. For purposes of determining the Transactional NAV such costs will be amortized over 60 months beginning from the first anniversary of the Initial Closing Date. For the three and six months ended June 30, 2026, additional organizational costs of $21,704 and $238,061, respectively, were incurred.

Offering costs

Offering costs are comprised principally of fees associated with the preparation of the Fund’s registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in connection with the continuous offering of Units of the Fund. Other offering costs include travel, marketing and other such activities, as included within the Fund’s private placement memorandum, which are associated with the offering of the Units. Offering costs are capitalized as a deferred expense and amortized over a twelve-month period from commencement of operations for U.S. GAAP purposes. For purposes of Transactional NAV such costs will be amortized over 60 months beginning upon the first anniversary of the Initial Closing Date. In accordance with U.S. GAAP, during the three and six months ended June 30, 2026, offering costs of $732,068 and $1,209,810, respectively, were amortized and included in the Condensed Consolidated Statements of Operations and $1,734,018 and $2,774,379 are deferred on the Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025 respectively.

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

Segment Reporting

The Fund operates as a single reportable segment as the Fund has a single investment strategy. The Chief Executive Officer of the Fund acts as the Fund’s Chief Operating Decision Maker (the “CODM”) and is responsible for assessing performance and making decisions about resource allocation with respect to the Fund. The CODM assesses performance primarily based on the Fund’s net increase/(decrease) in net assets resulting from operations. As of June 30, 2026, the CODM has concluded that the Fund is a single reportable segment, as such the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as total assets and the significant segment expenses are presented on the accompanying Condensed Consolidated Statements of Operations.

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

3.
Investment in WP Master Aggregator

The Fund recognizes dividend income when earned at the time of receipt of proceeds from the WP Master Aggregator. The Fund had an interest of 68.22% and 0% in the WP Master Aggregator as of June 30, 2026 and December 31, 2025, respectively. The remaining interest in the WP Master Aggregator is held indirectly by WP ACE Lux. The Fund’s interest in the WP Master Aggregator may result in the Fund indirectly holding investments of the WP Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Fund. For a listing of investments that may proportionally exceed 5% of the Fund’s net assets, see the WP Master Aggregator’s Condensed Consolidated Schedule of Investments included following these condensed consolidated financial statements.

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

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At the end of each month, the Fund allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in Warburg Pincus Access Master Aggregator, L.P. across each Unit Class based on their relative ownership share in the Fund as of the first calendar day of that month. For the three and six months ended June 30, 2026, the General Partner reallocated the opening deficit amongst the Classes in proportion to their relative ownership of the Fund.

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

The following table presents transactions in the Units during the three and six months ended June 30, 2026:

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units	Class E Units	Total
Units Outstanding as of March 31, 2026	10,803,520	480,000	118,546	2,433,500	29,906	46,400	13,911,872
Units Issued	—	—	—	2,132,440	137,729	—	2,270,169
Units Outstanding as of June 30, 2026	10,803,520	480,000	118,546	4,565,940	167,635	46,400	16,182,041

Units Outstanding as of December 31, 2025	—	—	—	—	—	400	400
Units Issued	10,803,520	480,000	118,546	4,565,940	167,635	46,000	16,181,641
Units Outstanding as of June 30, 2026	10,803,520	480,000	118,546	4,565,940	167,635	46,400	16,182,041

The General Partner implemented the Repurchase Program whereby it will repurchase, in any calendar quarter, up to 5% of the aggregate Transactional NAV attributable to the Units as of the close of the previous calendar quarter, but there is no guarantee that the Fund will be able to make such repurchases. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for a certain minimum time period (which period of time varies depending on the Class of Units) will be subject to an early repurchase price deduction equal to 5% of the value of the Transactional NAV of the Units being repurchased. Furthermore, the General Partner may, with the approval of the independent directors of the Board, suspend or make modifications to the Repurchase Program that could be materially adverse to the Unitholders in the aggregate. As a result, WP ACE may repurchase fewer Units than have been requested to be repurchased or Unit repurchases may not be available at all each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, affect compliance with any of its credit facilities which have restrictive covenants limiting certain activities, including the repurchase of Units, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. The Fund shall not be obligated to liquidate any of its portfolio investments in order to satisfy repurchase requests. The Fund commenced the Repurchase Program on April 1, 2026, and there were no repurchase requests during the three months ended June 30, 2026.

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

For the three and six months ended June 30, 2026, the Recipient was allocated a Performance Participation Allocation amounting to $3,608,698 and $7,398,284, respectively, which was recognized and accrued in the Condensed Consolidated Statements of Operations.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For the three and six months ended June 30, 2026, the Fund recognized and accrued $1,022,554 and $1,506,747, respectively, of Management Fee as presented in the Condensed Consolidated Statements of Operations.

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

In certain circumstances the Subscription Fees may be paid to the Manager or the Fund (but not reflected in the NAV) and reallocated, in whole or in part, to the financial intermediary that placed the Unitholder into the Fund. No Subscription Fees will be paid with respect to any Units issued pursuant to the Fund’s distribution reinvestment plan. For the three and six months ended June 30, 2026, no Subscription Fees were paid to the Manager or the Fund.

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

In accordance with U.S. GAAP, the Fund accrues the servicing fees, which are estimated, for the life of the outstanding Class A1, B1, A2, B2 and C1 Units. This calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the expected life of the Units held by a Unitholder and making judgments regarding market expectations, including those related to future redemptions. Servicing fees are recorded on the Condensed Consolidated Statements of Changes in Net Assets as a reduction to proceeds from Units sold.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Servicing Fees are incurred at and paid for by the Fund both for investors coming directly into the Fund or through the Feeders. For the three and six months ended June 30, 2026, the Fund accrued $1,920,643 and $14,193,247, respectively, of Servicing Fees, of which $779,208 is due and payable as of June 30, 2026.

Directors’ Fees

For the three and six months ended June 30, 2026, the Fund accrued for directors’ fees of $140,959 and $274,292, respectively, relating to the compensation of the four independent directors to be paid in cash and Class E units upon vesting.

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

Expense Support Agreement

The Manager will waive fees that would otherwise be paid by the Fund to ensure that the Specified Expenses, as defined within the Expense Support Agreement, for any particular Class of Units of the Fund do not exceed 0.40%, on an annualized basis, of the monthly net assets of each respective Class of Units of the Fund as of the end of each calendar month. The Fund agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Support Agreement and any expenses advanced in excess of the Expense Limitation for such Class, provided the repayments do not cause annual operating expenses for that Class to exceed the Expense Limitation in place at the time the Fund repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated. Given the existence of the recoupment mechanism, for purposes of the financial statements in accordance with U.S. GAAP, the Fund recognizes all the expenses, including those that exceed the 0.40% threshold. As such, the expenses reflected on the Condensed Consolidated Statements of Operations exceed the amount utilized to calculate the Transactional NAV of the Fund for purposes of subscriptions and redemptions.

6.
Income Taxes

There were no income taxes incurred by the Fund from February 2, 2026 (commencement of operations) to June 30, 2026.

Uncertain Tax Positions

As of June 30, 2026, the Fund is not aware of any uncertain tax positions that would require recognition or disclosure in the condensed consolidated financial statements.

7.
Commitments and Contingencies

Commitments

For information regarding investment commitments, see the WP Master Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the WP Master Aggregator but may be funded from the Fund’s available liquidity, including proceeds from the issuance of Units by the Fund.

Contingencies

The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.

Indemnifications

In the normal course of business, the Fund enters into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, the Fund has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.
Financial Highlights

The following financial highlights for the six months ended June 30, 2026 are calculated for the Unitholders as a whole and exclude Class E which is held by the General Partner and other managing investors. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units
Per Unit Data
Net asset value per unit, beginning of period	$—	$—	$—	$—	$—
Proceeds from units issued	25.00	25.00	25.00	25.00	25.00
Re-allocation of previously incurred expenses (a)	(0.22)	(0.22)	(0.23)	(0.25)	(0.42)
Net Investment Income (Loss) (a)	(0.89)	(0.90)	(0.90)	(0.60)	(0.60)
Net change in unrealized appreciation (depreciation) on investments	3.62	3.68	3.72	2.51	2.51
Servicing fees (a)	(0.91)	(0.46)	-	(1.09)	-
Net increase (decrease) in net assets	26.60	27.10	27.59	25.57	26.49
Net Asset Value per unit, end of period	26.60	27.10	27.59	25.57	26.49

Units outstanding, end of period	10,803,520	480,000	118,546	4,565,940	167,635

Total return, at net asset value (b)	6.40%	8.40%	10.36%	2.28%	5.96%

Ratios to weighted-average net assets (c):
Operating expenses before Performance participation allocation (c) (d)	(1.38)%	(1.37)%	(1.36)%	(1.13)%	(1.07)%
Performance participation allocation (c)	(2.10)%	(2.07)%	(2.03)%	(1.27)%	(1.25)%
Net investment loss (c)	(3.47)%	(3.43)%	(3.38)%	(2.40)%	(2.32)%

(a)
Net Investment Income (Loss) per Unit, re-allocation of previously incurred expenses per Unit and Servicing Fees per Unit were calculated for the period using the weighted average number of Units outstanding for the period.
(b)
Total investment return is calculated assuming an initial investment made at the net asset value at the beginning of the period (or in the case of shares of a newly issued class during the period at its original issuance price), reinvestment of all dividends and distributions at net asset value during the period, and redemption on the last day of the period. Total investment return calculated for a period of less than one year is not annualized. As a result the total investment return for an individual investor may differ due to the timing of capital transactions and differing fee arrangements.
(c)
Ratios are not annualized.
(d)
These ratios do not include expenses incurred by the WP Master Aggregator.
9.
Subsequent Events

The Fund has evaluated the impact of all subsequent events through August 13, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statement of Assets and Liabilities (Unaudited)

June 30, 2026
Assets
Investments in Investment Funds at Fair Value (Cost $415,997,041 as of June 30, 2026) [1]	$469,670,982
Investments in Direct Investments (Cost $138,182,091 as of June 30, 2026)	159,546,065
Cash and Cash Equivalents	36,147,207
Dividend Receivable	168,415
Total Assets	$665,532,669
Liabilities and Net Assets
Due to Affiliate	$2,441,676
Deferred tax liability	32,415
Total Liabilities	2,474,091
Commitments and Contingencies
Net Assets
Limited Partners	663,058,578
General Partner	—
Total Net Assets	663,058,578
Total Liabilities and Net Assets	$665,532,669

See notes to condensed consolidated financial statements.

(1) Refer to the Condensed Consolidated Schedule of Investments for a break-out between affiliated and non-affiliated investment.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,	For the period from February 2, 2026 (commencement of operations) to June 30, 2026
	2026
Income
Dividend Income	$711,134	$1,303,492
Total Income	711,134	1,303,492
Expenses
Professional Fees	287,911	479,852
Organizational costs	15,058	144,720
Deal diligence costs	1,227,451	1,612,468
General and other	116,182	204,636
Total Expenses	1,646,602	2,441,676
Net Investment Income (Loss)	(935,468)	(1,138,184)
Net Realized and Unrealized Gain (Loss) on Investments
Net Realized Gain (Loss) on Affiliated Investment Funds	—	1,524,443
Net Change in Unrealized Gain (Loss) on Investments in Direct Investments	21,450,122	21,363,974
Net Change in Unrealized Gain (Loss) on Affiliated Investment Funds	15,482,568	52,397,767
Net Change in Unrealized Gain (Loss) on Unaffiliated Investment Funds	248,931	1,276,174
Net Realized and Unrealized Gain (Loss) on Investments	37,181,621	76,562,358
Provision for income taxes on net investment income	32,415	32,415
Net Increase in Net Assets Resulting from Operations	$36,213,738	$75,391,759

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Limited Partners	General Partner	Total Net Assets
Balance at March 31, 2026	$557,040,200	$—	$557,040,200
Contributions	69,804,640	—	69,804,640
Net Investment Income (Loss)	(935,468)	—	(935,468)
Net Realized Gain (Loss) on Investments	—	—	—
Net Change in Unrealized Gain (Loss) on Investments	37,181,621	—	37,181,621
Provision for (benefit from) income taxes on net unrealized gain on investments	(32,415)	—	(32,415)
Balance at June 30, 2026	$663,058,578	$—	$663,058,578

Balance at February 2, 2026	$—	$—	$—
Contributions	587,666,819	—	587,666,819
Net Investment Income (Loss)	(1,138,184)	—	(1,138,184)
Net Realized Gain (Loss) on Investments	1,524,443	—	1,524,443
Net Change in Unrealized Gain (Loss) on Investments	75,037,915	—	75,037,915
Provision for (benefit from) income taxes on net unrealized gain on investments	(32,415)	—	(32,415)
Balance at June 30, 2026	$663,058,578	$—	$663,058,578

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the period from February 2, 2026 (commencement of operations) to June 30, 2026
Operating Activities
Net Increase in Net Assets Resulting from Operations	$75,391,759
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized (Gain) Loss on Affiliated Investment Funds	(1,524,443)
Proceeds from distributions from and dispositions of investments	3,953,605
Net Change in Unrealized (Gain) Loss on Investments in Direct Investments	(21,363,974)
Net Change in Unrealized (Gain) Loss on Affiliated Investment Funds	(52,397,767)
Net Change in Unrealized (Gain) Loss on Unaffiliated Investment Funds	(1,276,174)
Purchases of Investments	(556,608,294)
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend receivable	(168,415)
Increase in Due to Affiliate	2,441,676
Deferred tax liability	32,415
Net Cash Used in Operating Activities	(551,519,612)

Financing Activities:
Proceeds from Contributions	587,666,819
Net Cash Provided by Financing Activities	587,666,819

Cash and cash equivalents
Net increase/(decrease) in cash	36,147,207
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$36,147,207

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Investment Funds
Affiliated Secondary Investments

Warburg Pincus Global Growth 14 Partners, L.P. and related AIVs (2)	LP interest	Various	Various	$161,729,824	$192,503,899	29.0%
Warburg Pincus Global Growth Partners, L.P. and related AIVs (2)	LP interest	Various	Various	97,559,716	100,899,872	15.2%
Warburg Pincus Financial Sector Partners, L.P. and related AIVs (2)	LP interest	Various	Various	33,323,975	34,187,679	5.2%
Other (1) (2)	LP interest	Various	Various	119,197,581	136,617,414	20.6%
Total Affiliated Secondary Investments				411,811,096	464,208,864	70.0%

Primary Commitment
Other				4,185,945	5,462,118	0.8%
Total Primary Commitment				4,185,945	5,462,118	0.8%

Total Investments in Investment Funds				415,997,041	469,670,982	70.8%

Direct Investments
Allied Universal (1)	Equity Interest	Business Services	United States	20,756,009	39,104,180	5.9%
Other (3)	Equity Interest	Various	Various	117,426,082	120,441,885	18.2%
Total Direct Investments				138,182,091	159,546,065	24.1%

Cash Equivalents
BLACKROCK FED FUND - INST SHARES				17,806,248	17,806,248	2.7%
JPMORGAN U.S. GOVT MONEY MARKET FUND - INST SHARES				17,801,122	17,801,122	2.7%
Total Cash Equivalents				35,607,370	35,607,370	5.4%

Total Investments in Investment Funds, Direct Investments and Cash Equivalents				589,786,502	664,824,417	100.3%

Fair Value as a Percentage of Net Assets may not add due to rounding.

(1)

The WP Master Aggregator, indirectly through its limited partner interests (“LP interests”) in WP AUSA I-A Partners, L.P., and WP AUSA Partners, L.P. and directly has an equity interest of 24.2 million shares in Atlas Ontario LP, an aggregator, which in turn is invested in Allied Universal, a business services company located in the United States. As of June 30, 2026, the WP Master Aggregator’s aggregate investment in Allied Universal totaled approximately 7.46% of its Net Asset Value, amounting to approximately a fair market value of $49.4 million at a cost of $25.3 million.

(2)

The WP Master Aggregator has purchased LP interests, including unfunded commitments, related to entities listed above as well as their related alternative investment vehicles (“AIVs”). The AIVs are maintained as separate legal entities with distinct capital calls, investments and distributions. Any capital called by an AIV reduces the capital commitment due to the overall secondary investment fund complex. As of June 30, 2026, the WP Master Aggregator, through the AIVs, indirectly held positions in over 190 portfolio companies. There is no secondary investment fund complex whose fair value exceeds 5% of the Net Asset Value of the WP Master Aggregator included within this category. Please refer to Note 3 Investments and Fair Value Measurement for further information on the respective affiliated Secondary Investments.

(3)

The WP Master Aggregator holds equity interests in portfolio companies indirectly through aggregators or other such vehicles that were set up to facilitate the acquisition of the respective Direct Investments. No Direct Investment whose fair value exceeds 5% of the Net Asset Value of the WP Master Aggregator is included within this category.

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

Warburg Pincus Access Fund, L.P. (“WP ACE”) invests through its wholly owned subsidiary, Warburg Pincus Access Aggregator, L.P. (the “WP Access Aggregator”) which in turn invests in WP Master Aggregator (together with the WP Access Aggregator, the “Aggregators”). The WP Access Aggregator and Warburg Pincus Access Fund S.A. SICAV (“WP ACE Lux”) are the only limited partners (“Limited Partners”) in the WP Master Aggregator. As of June 30, 2026, the WP Access Aggregator and WP ACE Lux own 68.22% and 31.78%, respectively, of the WP Master Aggregator. As of June 30, 2026, Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership (the “General Partner”) has no economic interest in WP Master Aggregator.

The WP Master Aggregator is the sole managing member of Warburg Pincus Access E&P Holdings, LLC (the “EP Holdings”), a Delaware limited liability company and is also the sole limited partner of Warburg Pincus Access E&P Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“EP Holdings Cayman,” together with EP Holdings referred to as the “EP Entities”). The EP Entities were formed on January 16, 2026, to hold specific investments for the benefit of the WP Master Aggregator. Each of the EP Entities commenced operations on February 2, 2026. The WP Master Aggregator is the sole limited partner of Warburg Pincus Access (DE), L.P. (“WP ACE DE”), a Delaware limited partnership formed on March 30, 2026, for the purposes of holding a Direct Investment. WP ACE DE commenced operations on May 22, 2026, in conjunction with the acquisition of the Direct Investment.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the WP Master Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The WP Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). Accordingly, the WP Master Aggregator reflects its investments on the Condensed Consolidated Statement of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

In accordance with ASC 946, the WP Master Aggregator generally does not consolidate its investment in a company unless the WP Master Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the WP Master Aggregator. As of June 30, 2026, the WP Master Aggregator has a controlling financial interest in WP ACE DE and the EP Entities and therefore consolidates them into these Condensed Consolidated Financial Statements.

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

Foreign Currency

In the normal course of business, the WP Master Aggregator may make investments in non-U.S. dollar currency investments. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations. During the period from February 2, 2026 (commencement of operations) to June 30, 2026, the WP Master Aggregator did not directly hold any non-U.S. dollar currency investments.

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

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.
Investments and Fair Value Measurement

The following tables summarize the valuation of the WP Master Aggregator’s investments by the fair value hierarchy levels as of June 30, 2026:

	June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Funds	$35,607,370	$—	$—	$—	$35,607,370
Total Cash and Cash Equivalents	$35,607,370	$—	$—	$—	$35,607,370
Investments
Affiliated Secondary Investments and Primary Commitment	$—	$—	$—	$469,670,982	$469,670,982
Direct Investments	—	—	159,546,065	—	159,546,065
Total Investments	$—	$—	$159,546,065	$469,670,982	$629,217,047

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of June 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Direct Investments	$70,881,680	Market Approach	Trailing EBITDA Multiple	12.0x - 22.7x	16.2x	Higher
			Forward Revenue Multiple	3.9x - 3.9x	3.9x	Higher
	3,822,137	Income Approach	Discount Rate	18.7% - 18.7%	18.7%	Lower
	84,842,248	Recent Transaction Price	N/A	N/A	N/A	N/A
	$159,546,065

For the three months ended June 30, 2026 and for the period from February 2, 2026 (commencement of operations) to June 30, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30,
	2026

	Direct
	Investments	Total
Balance, Beginning of Period	$44,198,036	$44,198,036
Purchases	93,897,907	93,897,907
Change in Gain/(Loss) included in net assets	21,450,122	21,450,122
Balance, End of Period	$159,546,065	$159,546,065

	Level III Financial Assets at Fair Value
	For the period from February 2, 2026 (commencement of operations) to June 30, 2026

	Direct
	Investments	Total
Balance, Beginning of Period	$—	$—
Purchases	138,182,091	138,182,091
Change in Gain/(Loss) included in net assets	21,363,974	21,363,974
Balance, End of Period	$159,546,065	$159,546,065

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Affiliated Secondary Investments and Primary Commitment Investment

As of June 30, 2026, these investments may not be redeemed at or within three months of the reporting date and may not be sold without a general partner’s consent. Distributions received from these investments will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

The following table summarizes the unfunded commitments of investments fair valued using NAV as a practical expedient as of June 30, 2026, by industry:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment
Various
Warburg Pincus Global Growth 14 Partners, L.P. and related AIVs	$15,408,311
Warburg Pincus Global Growth Partners, L.P. and related AIVs	787,720
Warburg Pincus Financial Sector Partners, L.P. and related AIVs	1,768,000
Other Investment(s) in Affiliated Secondary Investments and Primary Commitment	37,889,491
$55,853,522

4.
Net Assets

On a monthly basis the WP Master Aggregator accepts contributions from WP ACE, indirectly through the WP Access Aggregator, and WP ACE Lux. The WP Master Aggregator does not allow the Limited Partners the right to withdraw without the prior consent of the General Partner.

5.
Related Party Transactions

On February 2, 2026, entities affiliated with the General Partner and Manager transferred secondary investments, as disclosed and contemplated in the WP ACE’s offering documents, and consented to by Unitholders, in the amount of $330.9 million and subsequently transferred an additional $71.8 million as of March 31, 2026. There were no additional transfers during the three months ended June 30, 2026. The WP Master Aggregator may purchase additional amounts through September 30, 2026, as contemplated and disclosed in WP ACE offering documents, and consented to by Unitholders. Certain direct investments were purchased directly from other Warburg Pincus managed funds at fair value, as determined by the General Partner.

Due to Affiliate

The WP Master Aggregator’s operating expenses are paid either by the WP Master Aggregator or by the Manager or its related affiliates. As of June 30, 2026, an affiliate of the Manager has advanced total costs of $2,441,676, which are subject to recoupment by the affiliate of the Manager. This has been recorded in the Condensed Consolidated Statement of Assets and Liabilities within Due to Affiliate.

Investments in Affiliated Secondary Investments and Primary Commitment (Investment Funds) and Direct Investments

Affiliated Secondary Investments are investment funds managed by the Manager or its affiliates. The Primary Commitment and Direct Investments are also held by other entities managed by the Manager or its affiliates. As of June 30, 2026, the WP Master Aggregator had Investments in Investment Funds of $469,670,982 and Investments in Direct Investments of $159,546,065. The WP Master Aggregator is not subject to management fees and performance fees in respect to its investments in affiliated Secondary Investments. Refer to Note 2 “Summary of Significant Accounting Policies” for more information on Investments in Investment Funds (Primary Commitments and Secondary Investments).

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.
Commitments and Contingencies

Commitments

In addition to the above, WP Master Aggregator has unfunded commitments of $3,709,642 in its Direct Investments as of June 30, 2026.

Contingencies

The WP Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, the WP Master Aggregator was not subject to any material litigation nor was the WP Master Aggregator aware of any material litigation threatened against it.

Indemnifications

In the normal course of business, the WP Master Aggregator enters into contracts that contain a variety of indemnification arrangements. The WP Master Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the WP Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.

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

The following table summarizes the deferred tax liabilities at June 30, 2026 and the deferred income tax expense/(benefit) recorded during the period from February 2, 2026 (commencement of operations) to June 30, 2026 at the EP Entities, if applicable. The Deferred Tax Liability is included in Accrued Expenses and Other Liabilities on the Condensed Consolidated Statement of Assets and Liabilities and the Deferred Income Tax Expense/(Benefit) is included in Tax Expense on the Condensed Consolidated Statements of Operations.

The EP Entities	Deferred Tax Liability as of June 30, 2026	Deferred Income Tax Expense/(Benefit) for the period from February 2, 2026 (commencement of operations) to June 30, 2026
Warburg Pincus Access E&P Holdings (Cayman), LP	$32,415	$32,415
Total	$32,415	$32,415

The following table summarizes the deferred tax assets at June 30, 2026, all of which have been reduced by a full valuation allowance:

The EP Entities	Deferred Tax Assets as of June 30, 2026	Valuation Allowance as of June 30, 2026
Warburg Pincus Access E&P Holdings, LLC	$228,224	$(228,224)
Total	$228,224	$(228,224)

Tax Contingencies

The WP Master Aggregator files its tax returns in accordance with the tax laws and regulations of the jurisdictions in which it operates. In the ordinary course of business, the WP Master Aggregator and the EP Entities may be subject to examination by various taxing authorities; however, as of June 30, 2026, there are currently no ongoing examinations.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.
Financial Highlights

The following financial highlights for the period from February 2, 2026 (commencement of operations) to June 30, 2026 are calculated as a percentage of average Limited Partners' capital and are calculated for the Limited Partner class taken as a whole. Calculation of these highlights on an individual Limited Partner basis may yield results that vary from those stated herein due to the timing of capital transactions.

For the period from February 2, 2026 (commencement of operations) to June 30, 2026
Total Return (Limited Partners) (a)	14.77%
Ratios to weighted-average Limited Partners' interests (b)
Total expenses (c)	0.42%
Total net investment income (loss)	(0.19)%

(a)
For the period from February 2, 2026 (commencement of operations) to June 30, 2026, total return is calculated based on a time-weighted rate of return methodology.
(b)
These ratios are not annualized.
(c)
These ratios do not indicate expenses incurred by the affiliated Secondary Investments that the WP Master Aggregator is invested in.

9.
Subsequent Events

The WP Master Aggregator has evaluated the impact of all subsequent events through August 13, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

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

As of June 30, 2026, we have constructed a portfolio intended to balance near-term performance, long-term growth, and the option for periodic liquidity.

Recent Developments

The Fund commenced operations on February 2, 2026. As of June 30, 2026, the Fund has issued Units for total subscriptions of $406 million which together with WP ACE Lux resulted in a total of $588 million subscriptions into the WP Master Aggregator since inception.

As of June 30, 2026, the Fund’s portfolio consists of exposure to over 190 portfolio company investments, including indirect exposure via affiliated Secondary Investments of $464 million, a Primary commitment of $5.5 million and Direct Investments of $159.5 million.

Performance Summary

Since commencement of operations on February 2, 2026, we have delivered positive performance across all Unit Classes in the Fund with Units currently outstanding:

June 30, 2026
Inception To Date (1)
Unit Class	Total Return (2)
Class A1	12.08%
Class A2	12.20%
Class A3	12.32%
Class B1	7.20%
Class B3	7.40%

(1) Inception to date is not an annualized return. Total return performance is measured from the date that the respective Unit Classes were first issued to investors other than the General Partner and, as a result, the differences in return among Unit Classes are attributable to the different inception dates as well as different fees and expenses allocable to such Classes. Class A1, A2 and A3 Units were first issued on February 2, 2026. Class B1 and B3 Units were first issued on March 2, 2026.

(2) Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit Class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units. These returns differ from those reported in accordance with U.S. GAAP in the financial highlights within the condensed consolidated financial statements for the period ended June 30, 2026, due to certain differences in expense accruals between U.S. GAAP and Transactional NAV.

Investment Portfolio

The charts below present the diversification of WP ACE’s exposure to portfolio companies, directly and indirectly via Secondary Investments, by strategy, sector and geography based on the fair value of our Private Equity Investments as of June 30, 2026:

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

Investment Income, Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The Fund generates income primarily from its investment in the WP Master Aggregator. The Fund had an interest of 68.22% in the WP Master Aggregator as of June 30, 2026. Key drivers of the results of operations of the WP Master Aggregator are discussed further below.

For the three and six months ended June 30, 2026, the Fund recorded a Net Change in Unrealized Appreciation (Depreciation) on Investments in the WP Master Aggregator of $24.6 million and $50.1 million, respectively.

For the three and six months ended June 30, 2026, the Fund recognized $32,217 and $38,293 of Dividend income on money market funds, respectively.

Expenses

For the three and six months ended June 30, 2026, the Fund incurred $6.5 and $12.5 million in gross expenses, respectively, comprised primarily of $3.6 million and $7.4 million of Performance Participation Allocation, $732,068 and $1.2 million of Amortization of deferred offering costs and $517,670 and $1.1 million of Professional Fees, respectively. Management fees for the three and six months ended June 30, 2026 were $1.0 million and $1.5 million, respectively. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 5. Related Party Transactions to the condensed consolidated financial statements of the Fund included in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Warburg Pincus LLC (the “Manager”) has agreed to advance organizational and offering expenses of the Fund through the first anniversary of the Initial Closing Date, after which the Fund will begin to amortize the costs over a 60-month period. In addition to organizational and offering expenses, by way of the Expense Support Agreement, the Manager waived other operating expenses and ‘Specified expenses’, except for servicing fees, Performance Participation Allocation and Management Fees (as applicable) (as defined within Note 5. Related Party Transactions to the condensed consolidated financial statements included in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q), to ensure such Fund expenses do not exceed 0.40% of the monthly net assets, on an annualized basis. The Fund agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Support Agreement and any expenses advanced in excess of the Expense Limitation for such Class, provided the repayments do not cause annual operating expenses for that Class to exceed the Expense Limitation in place at the time the Fund repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated. As of June 30, 2026, the amount advanced by the Manager is $8.8 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2026, the Net Increase in Net Assets Resulting from Operations was $18.1 million and $37.6 million, respectively, resulting from a Net Change in Unrealized Gain on Investments of $24.6 million and $50.1 million, respectively and a Net Investment Loss of $6.5 million and $12.5 million, respectively.

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

For the three months ended June 30, 2026 and the period from February 2, 2026 (commencement of operations) to June 30, 2026, the Net Increase in Net Assets Resulting from Operations is $36.2 million and $75.4 million, respectively, resulting from a Net Realized Gain (Loss) on Investments of $0 and $1.5 million, respectively, a Net Change in Unrealized Gain (Loss) on Investments of $37.2 million and $75.0 million, respectively and additional Net Investment Loss of $935,468 and $1.1 million, respectively.

The net change in unrealized appreciation on its investments from the investments in Other Warburg Pincus Funds, acquired on February 2, 2026, and subsequently fair valued.

WP Master Aggregator Expenses

For the three months ended June 30, 2026 and the period from February 2, 2026 (commencement of operations) to June 30, 2026, the WP Master Aggregator incurred total expenses of $1.6 million and $2.4 million, respectively, made up of Deal diligence costs of $1.2 million and $1.6 million, respectively, and organizational costs, professional and general and other fees of $419,151 and $829,208, respectively.

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

As of June 30, 2026, the Fund had $4.0 million in cash and cash equivalents, which is primarily made up of investments in money market funds. Additionally, the WP Master Aggregator had $36.1 million in cash and cash equivalents, primarily made up of $35.6 million in cash equivalents with the residual balance being cash held at bank.

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

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond June 30, 2026, see Note 7. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Fund, L.P. and Note 7. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Master Aggregator, L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

June 30, 2026
Components of the Fund's Transactional Net Asset Value
Investment in WP Master Aggregator	$454,009,176
Cash and Cash Equivalents	4,024,922
Accrued Unitholder Servicing Fees (a)	(779,208)
Performance Participation Allocation Payable	(7,398,284)
Management Fee Payable	(1,506,747)
Other Liabilities	(637,258)
Transactional Net Asset Value	$447,712,601

(a)
Accrued Unitholder servicing fees only apply to Class A1, Class A2 and Class B1 Units. For purposes of the Fund’s Transactional NAV, the fees are recognized as a reduction of the Fund’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each Class of the Fund with Units outstanding as of June 30, 2026 was as follows:

	June 30, 2026
	Transactional NAV	Number of
	per Unit	Units
Class A1	$28.02	10,803,520
Class A2	$28.05	480,000
Class A3	$28.08	118,546
Class B1	$26.80	4,565,940
Class B3	$26.85	167,635
Class E	$30.67	46,400
		16,182,041

The following table reconciles GAAP Net Asset Value to the Fund’s Transactional NAV.

June 30, 2026
GAAP Net Asset Value	$426,226,579
Adjustments
Organizational, Offering Expenses and other Specified Expenses (a)	6,406,253
Servicing Fee (b)	13,414,039
Investment in WP Master Aggregator (c)	1,665,730
Transactional Net Asset Value	$447,712,601

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

With respect to each Class, the Manager will include the fair value of such Class’s pro rata portion of the Fund’s liabilities as part of the Class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Manager (including the Management Fee), any accrued Performance Participation Allocation, Applicable Other Fees, accounts payable, accrued operating expenses, fund-level borrowings and other liabilities. All the Fund’s borrowings will be held at cost. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability.

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

As of June 30, 2026, in accordance with U.S. GAAP the Fund accrued Servicing Fees of $14.19 million, of which $779,208 is due and payable as of June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in Private Equity Investments. Most of our investments do not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in WP ACE’s NAV may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Valuation Policy and Calculation of NAV.”

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.

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

For the three and six months ended June 30, 2026, there were no repurchases made under the Repurchase Program.

For additional information on our Repurchase Program, including a breakdown by Class, see “Repurchase Program” in Note 4. “Net Assets” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Fund, L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form 10, filed with the SEC on August 29, 2025).

3.2	Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2026).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 13, 2026

Warburg Pincus Access Fund, L.P.

/s/ Christopher Turner
	Name:	Christopher Turner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026

Warburg Pincus Access Fund, L.P.

/s/ Megan Kilcourse
	Name:	Megan Kilcourse
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)