Form 10-Q
period 2026-09-30
Warburg Pincus Access Fund, L.P.
filed 2026-11-13
CIK 2082826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56778

Warburg Pincus Access Fund, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-3512234 (I.R.S. Employer Identification No.)

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

As of October 31, 2026, the registrant had the following limited partnership units outstanding: 10,803,520 Class A1 units, 480,000 Class A2 units, 118,546 Class A3 units, no Class A4 units, 5,798,813 Class B1 units, no Class B2 units, 890,164 Class B3 units, no Class B4 units, no Class C1 units, no Class C2 units, no Class D units and 54,477 Class E units.

		Page
Part I.	Financial Information

Item 1.	Financial Statements	5

	Unaudited Condensed Consolidated Financial Statements of Warburg Pincus Access Fund, L.P.:

	Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025	5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026	6

	Condensed Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2026	7

	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2026	8

	Condensed Consolidated Schedule of Investments as of September 30, 2026	9

	Notes to Condensed Consolidated Financial Statements	10

	Unaudited Condensed Consolidated Financial Statements of Warburg Pincus Access Master Aggregator, L.P.:

	Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2026	18

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and period from February 2, 2026 (commencement of operations) to September 30, 2026	19

	Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2026 and period from February 2, 2026 (commencement of operations) to September 30, 2026	20

	Condensed Consolidated Statement of Cash Flows for the period from February 2, 2026 (commencement of operations) to September 30, 2026	21

	Condensed Consolidated Schedule of Investments as of September 30, 2026	22

	Notes to Condensed Consolidated Financial Statements	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

	Signatures	43

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

The term “EP Holdings” refers to Warburg Pincus Access E&P Holdings, LLC, a Delaware limited liability company, of which the WP Master Aggregator is a sole and managing member.

The term “EP Holdings Cayman” refers to Warburg Pincus Access E&P Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership, of which the WP Master Aggregator is the sole limited partner.

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

This Quarterly Report on Form 10-Q does not constitute an offer of WP ACE or any Other Warburg Pincus Funds.

Part I. Financial Information

Item 1. Financial Statements

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Investment in Warburg Pincus Access Master Aggregator, L.P. at Fair Value (Cost $445,414,323 as of September 30, 2026; $0 as of December 31, 2025)	$519,244,995	$—
Cash and Cash Equivalents	2,157,994	10,000
Deferred Offering Costs	1,084,950	2,774,379
Other receivables	28,032	—
Total Assets	$522,515,971	$2,784,379
Liabilities and Net Assets
Due to Affiliate	$9,768,504	$6,266,068
Accrued performance participation allocation	10,861,902	—
Servicing fees payable	18,011,223	—
Management fee payable	822,967	—
Redemption payable	3,452	—
Total Liabilities	39,468,048	6,266,068
Commitments and Contingencies (Note 7)
Net Assets/(Deficit)
Limited partnership units - Class A1, unlimited units authorized (10,803,520 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	296,510,434	—
Limited partnership units - Class A2, unlimited units authorized (480,000 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	13,464,996	—
Limited partnership units - Class A3, unlimited units authorized (118,546 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	3,396,902	—
Limited partnership units - Class B1, unlimited units authorized (5,628,965 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	148,565,378	—
Limited partnership units - Class B3, unlimited units authorized (702,572 and 0 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	19,401,045	—
Limited partnership units - Class E, unlimited units authorized (52,601 and 400 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	1,709,168	(3,481,689)
Total Net Assets/(Deficit)	483,047,923	(3,481,689)
Total Liabilities and Net Assets/(Deficit)	$522,515,971	$2,784,379
Net Asset Value per Class A1 Unit - $ 27.45
Net Asset Value per Class A2 Unit - $ 28.05
Net Asset Value per Class A3 Unit - $ 28.65
Net Asset Value per Class B1 Unit - $ 26.39
Net Asset Value per Class B3 Unit - $ 27.61
Net Asset Value per Class E Unit - $ 32.49

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Income
Dividend income	$55,143	$93,437
Total Income	55,143	93,437

Expenses
Management fees	1,210,259	2,717,006
Performance Participation Allocation	3,463,618	10,861,902
Organizational Costs	142,315	380,376
Professional Fees	474,550	1,590,381
Directors’ Fees	150,822	425,114
Administration fees	299,221	924,182
Amortization of deferred offering costs	753,335	1,963,146
Other Fees	69,530	251,423
Total Expenses	6,563,650	19,113,530
Net Investment Income (Loss)	(6,508,507)	(19,020,093)
Net Change in Unrealized Appreciation (Depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	23,683,306	73,830,672
Net Increase in Net Assets Resulting from Operations	$17,174,799	$54,810,579

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units	Class E Units	Total Net Assets/(Deficit)
Balance at June 30, 2026	$287,383,173	$13,006,369	$3,270,426	$116,739,027	$4,439,985	$1,387,599	$426,226,579
Re-allocation of previously incurred expenses	208,103	9,379	2,348	(116,020)	(102,887)	(923)	—
Subscriptions	—	—	—	28,703,058	14,515,186	249,729	43,467,973
Redemptions	—	—	—	(3,452)	—	—	(3,452)
Servicing fees	(1,893,705)	(42,078)	—	(1,882,193)	—	—	(3,817,976)
Net Investment Income (Loss)	(4,026,513)	(180,417)	(44,818)	(2,051,026)	(199,745)	(5,988)	(6,508,507)
Net change in unrealized appreciation (depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	14,839,376	671,743	168,946	7,175,984	748,506	78,751	23,683,306
Balance at September 30, 2026	$296,510,434	$13,464,996	$3,396,902	$148,565,378	$19,401,045	$1,709,168	$483,047,923

Balance at December 31, 2025	$—	$—	$—	$—	$—	$(3,481,689)	$(3,481,689)
Re-allocation of previously incurred expenses	(2,137,028)	(96,751)	(24,337)	(1,072,107)	(139,260)	3,469,483	—
Subscriptions	270,037,435	12,000,000	2,963,541	144,407,698	18,841,969	1,483,065	449,733,708
Redemptions	—	—	—	(3,452)	—	—	(3,452)
Servicing fees	(11,766,513)	(261,448)	—	(5,983,262)	—	—	(18,011,223)
Net Investment Income (Loss)	(13,681,747)	(611,763)	(151,742)	(4,304,030)	(252,132)	(18,679)	(19,020,093)
Net change in unrealized appreciation (depreciation) on Investment in Warburg Pincus Access Master Aggregator, L.P.	54,058,287	2,434,958	609,440	15,520,531	950,468	256,988	73,830,672
Balance at September 30, 2026	$296,510,434	$13,464,996	$3,396,902	$148,565,378	$19,401,045	$1,709,168	$483,047,923

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Statement of Cash Flows (Unaudited)

Nine Months Ended September 30,
2026
Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$54,810,579
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting From Operations to Net Cash Used in Operating Activities:
Contributions to Warburg Pincus Access Master Aggregator, L.P.	(445,414,323)
Net change in unrealized (appreciation) depreciation on Investments in Warburg Pincus Access Master Aggregator, L.P.	(73,830,672)
Amortization of offering costs	1,963,146
Share-based directors fees	333,063
Cash Flows due to Changes in Operating Assets and Liabilities:
Increase in Other receivables	(28,032)
Increase in Due to Affiliate	3,502,436
Increase in Accrued performance participation allocation	10,861,902
Increase in Management fee payable	822,967
Net Cash Used in Operating Activities	(446,978,934)

Financing Activities:
Proceeds from subscriptions, net of share-based directors' fees	449,400,645
Deferred Offering Costs	(273,717)
Net Cash Provided by Financing Activities	449,126,928

Net Increase in Cash and Cash Equivalents	2,147,994
Cash and Cash equivalents, Beginning of Period	10,000

Cash and Cash Equivalents, End of Period	$2,157,994

Supplemental disclosure of non-cash financing activities:
Estimated servicing fees (see Note 5)	$18,011,223
Share-based directors' fees	$333,063
Redemption Payable	$3,452

See notes to condensed consolidated financial statements.

Warburg Pincus Access Fund, L.P.

Condensed Consolidated Schedule of Investments (Unaudited)

	September 30, 2026
Name of Investment	Asset	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investment in Investment Fund

Warburg Pincus Access Master Aggregator, L.P.		United States	$519,244,995	107.49%

Total Investment in Investment Fund (Cost $445,414,323)			519,244,995	107.49%

Cash Equivalents
Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		United States	708,907	0.15%
JP Morgan US Government Capital Fund		United States	730,276	0.15%
Goldman Sachs Financial Square Government Fund		United States	708,811	0.15%
Total Cash Equivalents (Cost $2,147,994)			2,147,994	0.45%

Total Investment in Investment Fund and Cash Equivalents (Cost $447,562,317)			$521,392,989	107.94%

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

Warburg Pincus Access Fund (TE), L.P. (the “TE Feeder”), a Delaware limited partnership and Warburg Pincus Access Fund (TE) Blocker, L.P. (the “TE Blocker,” and together with the TE Feeder, the “Feeders”), a Cayman Islands exempted limited partnership, invest all or substantially all of their assets indirectly in the Fund in exchange for units in the Fund. The TE Feeder, which was established for certain investors with particular tax characteristics, such as U.S. tax-exempt investors and certain non-U.S. investors was formed on October 14, 2025, and commenced operations on February 2, 2026. As of September 30, 2026, the Feeders own approximately 18.7% of the Fund’s net asset value for subscriptions and redemptions (“Transactional NAV”). The Feeders will be obligated to bear, without duplication, their proportional share of the Fund’s expenses in addition to incurring their own specific expenses.

Unless otherwise defined herein, all capitalized terms are defined in the Limited Partnership Agreement, the Fund’s private placement memorandum or other respective agreement referenced in the notes to the condensed consolidated financial statements.

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

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Fund is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. The condensed consolidated financial statements, including these notes, are unaudited. The comparative financial information for the period ended and as of December 31, 2025, has been derived from the audited financial statements. As the Fund commenced operations on February 2, 2026, no comparative financial information for the nine months ended September 30, 2025, is available and thus has not been presented in the condensed consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable.

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

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents

Cash and Cash Equivalents may consist of deposits with financial institutions, money market funds and other short-term investments with initial maturity of three months or less and are carried at cost, which approximates fair value. At times, the Fund may have bank balances in excess of federally insured limits. As of September 30, 2026, cash equivalents are considered Level 1 investments.

Organizational costs

Organizational costs are comprised principally of costs of incorporating the Fund and the WP Master Aggregator and the costs of legal services and other fees pertaining to the Fund and its subsidiaries. Organizational costs are expensed as incurred. For purposes of determining the Transactional NAV such costs will be amortized over 60 months beginning from the first anniversary of the Initial Closing Date. For the three and nine months ended September 30, 2026, additional organizational costs of $142,315 and $380,376, respectively, were incurred.

Offering costs

Offering costs are comprised principally of fees associated with the preparation of the Fund’s registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in connection with the continuous offering of Units of the Fund. Other offering costs include travel, marketing and other such activities, as included within the Fund’s private placement memorandum, which are associated with the offering of the Units. Offering costs are capitalized as a deferred expense and amortized over a twelve-month period from commencement of operations for U.S. GAAP purposes. For purposes of Transactional NAV such costs will be amortized over 60 months beginning upon the first anniversary of the Initial Closing Date. In accordance with U.S. GAAP, during the three and nine months ended September 30, 2026, offering costs of $753,335 and $1,963,146, respectively, were amortized and included in the Condensed Consolidated Statements of Operations and $1,084,950 and $2,774,379 are deferred on the Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025, respectively.

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

Segment Reporting

The Fund operates as a single reportable segment as the Fund has a single investment strategy. The Chief Executive Officer of the Fund acts as the Fund’s Chief Operating Decision Maker (the “CODM”) and is responsible for assessing performance and making decisions about resource allocation with respect to the Fund. The CODM assesses performance primarily based on the Fund’s net increase/(decrease) in net assets resulting from operations. As of September 30, 2026, the CODM has concluded that the Fund is a single reportable segment, as such the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as total assets and the significant segment expenses are presented on the accompanying Condensed Consolidated Statements of Operations.

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

3.
Investment in WP Master Aggregator

The Fund recognizes dividend income when earned at the time of receipt of proceeds from the WP Master Aggregator. The Fund had an interest of 64.99% and 0% in the WP Master Aggregator as of September 30, 2026 and December 31, 2025, respectively. The remaining interest in the WP Master Aggregator is held indirectly by WP ACE Lux. The Fund’s interest in the WP Master Aggregator may result in the Fund indirectly holding investments of the WP Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Fund. For a listing of investments that may proportionally exceed 5% of the Fund’s net assets, see the WP Master Aggregator’s Condensed Consolidated Schedule of Investments included following these condensed consolidated financial statements.

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

Class A1, Class B1, Class A2, Class B2 and Class C1 bear a servicing fee (“Servicing Fee”) calculated on an annualized basis on the Transactional NAV of each Class of Units as of the last day of each month. The Servicing Fee is payable to a financial intermediary, in an amount equal to 0.50% for Class A1 and B1, 0.25% for Class A2 and Class B2 and 0.85% for Class C1. In calculating the Servicing Fee, the Fund uses the Transactional NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Fund’s Units. No Servicing Fee is payable with respect to Class A3, A4, B3, B4, C2, D and E. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month; provided that the initial subscription price for a newly offered class of Units will be $25.00 per Unit plus applicable subscription fees.

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

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

offering, that are paid by the Unitholder outside of its investment in the Fund and not reflected in the Fund’s net asset value. No Subscription Fee will be payable with respect to Class A2, A3, B2, B3, C2, D and E Units.

At the end of each month, the Fund allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in Warburg Pincus Access Master Aggregator, L.P. across each Unit Class based on their relative ownership share in the Fund as of the first calendar day of that month. For the three and nine months ended September 30, 2026, the General Partner reallocated the opening deficit amongst the Classes in proportion to their relative ownership of the Fund.

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

The following table presents transactions in the Units during the three and nine months ended September 30, 2026:

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units	Class E Units	Total
Units Outstanding as of June 30, 2026	10,803,520	480,000	118,546	4,565,940	167,635	46,400	16,182,041
Units Issued	—	—	—	1,063,149	534,937	6,201	1,604,287
Units Repurchased	—	—	—	(124)	—	—	(124)
Units Outstanding as of September 30, 2026	10,803,520	480,000	118,546	5,628,965	702,572	52,601	17,786,204

Units Outstanding as of December 31, 2025	—	—	—	—	—	400	400
Units Issued	10,803,520	480,000	118,546	5,629,089	702,572	52,201	17,785,928
Units Repurchased	—	—	—	(124)	—	—	(124)
Units Outstanding as of September 30, 2026	10,803,520	480,000	118,546	5,628,965	702,572	52,601	17,786,204

The General Partner implemented the Repurchase Program whereby it will repurchase, in any calendar quarter, up to 5% of the aggregate Transactional NAV attributable to the Units as of the close of the previous calendar quarter, but there is no guarantee that the Fund will be able to make such repurchases. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for a certain minimum time period (which period of time varies depending on the Class of Units) will be subject to an early repurchase price deduction equal to 5% of the value of the Transactional NAV of the Units being repurchased. Furthermore, the General Partner may, with the approval of the independent directors of the Board, suspend or make modifications to the Repurchase Program that could be materially adverse to the Unitholders in the aggregate. As a result, WP ACE may repurchase fewer Units than have been requested to be repurchased or Unit repurchases may not be available at all each quarter, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, affect compliance with any of its credit facilities which have restrictive covenants limiting certain activities, including the repurchase of Units, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. The Fund shall not be obligated to liquidate any of its portfolio investments in order to satisfy repurchase requests. The Fund commenced the Repurchase Program on April 1, 2026. During the three months ended September 30, 2026, the Fund repurchased 124 Units at a Transactional NAV of $27.80, amounting to $3,452 pursuant to the Repurchase Program, on the applicable repurchase date.

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

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2026, the Recipient was allocated a Performance Participation Allocation amounting to $3,463,618 and $10,861,902, respectively, which was recognized and accrued in the Condensed Consolidated Statements of Operations. For redemptions occurring during the year any Performance Participation Allocation due to the Recipient will be crystallized.

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

For the three and nine months ended September 30, 2026, the Fund recognized and accrued $1,210,259 and $2,717,006, respectively, of Management Fee as presented in the Condensed Consolidated Statements of Operations.

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

In certain circumstances the Subscription Fees may be paid to the Manager or the Fund (but not reflected in the NAV) and reallocated, in whole or in part, to the financial intermediary that placed the Unitholder into the Fund. No Subscription Fees will be paid with respect to any Units issued pursuant to the Fund’s distribution reinvestment plan. For the three and nine months ended September 30, 2026, no Subscription Fees were paid to the Manager or the Fund.

Servicing Fee

Class A1, Class B1, Class A2, Class B2 and Class C1 bear a Servicing Fee calculated on an annualized basis on the Transactional NAV of each Class of Units as of the last day of each month. The Servicing Fee is payable to a financial intermediary, in an amount equal to 0.50% for Class A1 and B1, 0.25% for Class A2 and Class B2 and 0.85% for Class C1. In calculating the Servicing Fee, the Fund uses the Transactional NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Fund’s Units. No Servicing Fee is payable with respect to Class A3, A4, B3, B4, C2, D and E Units.

The Servicing Fees are payable by the Fund and Unitholders will not be billed separately for payment of such fees. All or a portion of the Servicing Fee may be paid to the Manager and/or reallowed (paid) to, participating brokers or other financial intermediaries, including to compensate such participating brokers or other financial intermediaries for reporting, administrative and other services provided to a Unitholder by such participating brokers or other financial intermediaries, as applicable. The receipt of the Servicing Fee by a Unitholder’s broker or other financial intermediary will result in a conflict of interest.

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

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Servicing Fees are incurred at and paid for by the Fund both for investors coming directly into the Fund and through the Feeders. For the three and nine months ended September 30, 2026, the Fund accrued $3,817,976 and $18,011,223, respectively, of Servicing Fees, of which $1,363,536 is due and payable as of September 30, 2026.

Directors’ Fees

For the three and nine months ended September 30, 2026, the Fund accrued for directors’ fees of $150,822 and $425,114, respectively, relating to the compensation of the four independent directors to be paid in cash and Class E units upon vesting.

Due to Affiliate

The Manager will advance the Fund’s Organizational and Offering costs through the first anniversary of the Initial Closing Date. In addition to Organizational and Offering costs, due to affiliate also comprises other expenses, which are paid or are expected to be paid by the Manager on behalf of the Fund and will be reimbursed to the Manager over a period not exceeding five (5) years from commencement of operations, by way of the Expense Limitation and Reimbursement Agreement (“Expense Support Agreement”). Refer to the below for further information on the Expense Support Agreement.

Expense Support Agreement

The Manager will waive fees that would otherwise be paid by the Fund to ensure that the Specified Expenses, including administration fees and fees incurred in connection with unconsummated transactions at the WP Master Aggregator level, amongst other costs, as further defined within the Expense Support Agreement, for any particular Class of Units of the Fund do not exceed 0.40%, on an annualized basis, of the monthly net assets of each respective Class of Units of the Fund as of the end of each calendar month. The Fund agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Support Agreement and any expenses advanced in excess of the Expense Limitation for such Class, provided the repayments do not cause annual operating expenses for that Class to exceed the Expense Limitation in place at the time the Fund repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated. Given the existence of the recoupment mechanism, for purposes of the financial statements in accordance with U.S. GAAP, the Fund recognizes all the expenses, including those that exceed the 0.40% threshold. As such, the expenses reflected on the Condensed Consolidated Statements of Operations exceed the amount utilized to calculate the Transactional NAV of the Fund for purposes of subscriptions and redemptions.

6.
Income Taxes

There were no income taxes incurred by the Fund from February 2, 2026 (commencement of operations) to September 30, 2026.

Uncertain Tax Positions

As of September 30, 2026, the Fund is not aware of any uncertain tax positions that would require recognition or disclosure in the condensed consolidated financial statements.

7.
Commitments and Contingencies

Commitments

For information regarding investment commitments, see the WP Master Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the WP Master Aggregator but may be funded from the Fund’s available liquidity, including proceeds from the issuance of Units by the Fund.

Contingencies

The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.

Indemnifications

In the normal course of business, the Fund enters into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, the Fund has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.

Warburg Pincus Access Fund, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.
Financial Highlights

The following financial highlights for the nine months ended September 30, 2026 are calculated for the Unitholders as a whole and exclude Class E which is held by the General Partner and other managing investors. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Class A1 Units	Class A2 Units	Class A3 Units	Class B1 Units	Class B3 Units
Per Unit Data
Net asset value per unit, beginning of period	$—	$—	$—	$—	$—
Proceeds from units issued	25.00	25.00	25.00	25.00	25.00
Redemptions of units	-	-	-	-	-
Re-allocation of previously incurred expenses (a)	(0.20)	(0.20)	(0.21)	(0.25)	(0.58)
Net Investment Income (Loss) (a)	(1.27)	(1.27)	(1.28)	(0.99)	(1.04)
Net change in unrealized appreciation (depreciation) on investments	5.01	5.06	5.14	4.00	4.23
Servicing fees (a)	(1.09)	(0.54)	-	(1.37)	-
Net increase (decrease) in net assets	27.45	28.05	28.65	26.39	27.61
Net Asset Value per unit, end of period	27.45	28.05	28.65	26.39	27.61

Units outstanding, end of period	10,803,520	480,000	118,546	5,628,965	702,572

Total return, at net asset value (b)	9.80%	12.20%	14.60%	5.56%	10.44%

Ratios to weighted-average net assets (a):
Operating expenses before Performance participation allocation (a) (c) (d)	(2.01)%	(1.99)%	(1.97)%	(1.85)%	(1.72)%
Performance participation allocation (a) (c)	(2.84)%	(2.79)%	(2.74)%	(1.96)%	(1.87)%
Net investment loss (a) (c) (d)	(4.82)%	(4.76)%	(4.70)%	(3.79)%	(3.56)%

(a)
Net Investment Income (Loss) per Unit, re-allocation of previously incurred expenses per Unit and Servicing Fees per Unit were calculated for the period using the weighted average number of Units outstanding for the period.
(b)
Total investment return is calculated assuming an initial investment made at the net asset value at the beginning of the period (or in the case of units of a newly issued class during the period at its original issuance price), reinvestment of all dividends and distributions at net asset value during the period, and redemption on the last day of the period. Total investment return calculated for a period of less than one year is not annualized. As a result the total investment return for an individual investor may differ due to the timing of capital transactions and differing fee arrangements.
(c)
Ratios are not annualized.
(d)
These ratios do not include expenses incurred by the WP Master Aggregator.
9.
Subsequent Events

The Fund has evaluated the impact of all subsequent events through November 12, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statement of Assets and Liabilities (Unaudited)

September 30, 2026
Assets
Investments in Investment Funds at Fair Value (Cost $426,825,122 as of September 30, 2026) [1]	$493,514,490
Investments in Direct Investments (Cost $227,036,382 as of September 30, 2026)	262,237,204
Cash and Cash Equivalents	47,623,860
Dividend Receivable	301,201
Other Receivables	16,738
Total Assets	$803,693,493
Liabilities and Net Assets
Due to Affiliate	$4,491,395
Deferred tax liability	140,667
Other Payables	142,053
Total Liabilities	4,774,115
Commitments and Contingencies (Note 6)
Net Assets
Limited Partners	798,919,378
General Partner	—
Total Net Assets	798,919,378
Total Liabilities and Net Assets	$803,693,493

See notes to condensed consolidated financial statements.

(1) Refer to the Condensed Consolidated Schedule of Investments for a break-out between affiliated and non-affiliated investment.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,	For the period from February 2, 2026 (commencement of operations) to September 30, 2026
	2026
Income
Dividend Income	$712,644	$2,016,137
Total Income	712,644	2,016,137
Expenses
Professional Fees	287,911	767,764
Organizational costs	24,588	169,308
Deal diligence costs	1,621,037	3,233,505
General and other	116,182	320,818
Total Expenses	2,049,718	4,491,395
Net Investment Income (Loss)	(1,337,074)	(2,475,258)
Net Realized and Unrealized Gain (Loss) on Investments
Net Realized Gain (Loss) on Affiliated Investment Funds	10,803,131	12,327,574
Net Change in Unrealized Gain (Loss) on Investments in Direct Investments	13,836,848	35,200,822
Net Change in Unrealized Gain (Loss) on Affiliated Investment Funds	12,696,727	65,094,494
Net Change in Unrealized Gain (Loss) on Unaffiliated Investment Funds	318,700	1,594,874
Net Realized and Unrealized Gain (Loss) on Investments	37,655,406	114,217,764
Provision for income taxes on net unrealized gain on investments	(108,252)	(140,667)
Net Increase in Net Assets Resulting from Operations	$36,210,080	$111,601,839

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Limited Partners	General Partner	Total Net Assets
Balance at June 30, 2026	$663,058,578	$—	$663,058,578
Contributions	99,650,720	—	99,650,720
Net Investment Income (Loss)	(1,337,074)	—	(1,337,074)
Net Realized Gain (Loss) on Investments	10,803,131	—	10,803,131
Net Change in Unrealized Gain (Loss) on Investments	26,852,275	—	26,852,275
Provision for income taxes on net unrealized gain on investments	(108,252)	—	(108,252)
Balance at September 30, 2026	$798,919,378	$—	$798,919,378

Balance at February 2, 2026	$—	$—	$—
Contributions	687,317,539	—	687,317,539
Net Investment Income (Loss)	(2,475,258)	—	(2,475,258)
Net Realized Gain (Loss) on Investments	12,327,574	—	12,327,574
Net Change in Unrealized Gain (Loss) on Investments	101,890,190	—	101,890,190
Provision for income taxes on net unrealized gain on investments	(140,667)	—	(140,667)
Balance at September 30, 2026	$798,919,378	$—	$798,919,378

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the period from February 2, 2026 (commencement of operations) to September 30, 2026
Operating Activities
Net Increase in Net Assets Resulting from Operations	$111,601,839
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized (Gain) Loss on Affiliated Investment Funds	(12,327,574)
Proceeds from distributions from and dispositions of investments	17,940,260
Net Change in Unrealized (Gain) Loss on Investments in Direct Investments	(35,200,822)
Net Change in Unrealized (Gain) Loss on Affiliated Investment Funds	(65,094,494)
Net Change in Unrealized (Gain) Loss on Unaffiliated Investment Funds	(1,594,874)
Purchases of Investments	(659,474,190)
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend receivable	(301,201)
Other receivables	(16,738)
Other payables	142,053
Increase in Due to Affiliate	4,491,395
Deferred tax liability	140,667
Net Cash Used in Operating Activities	(639,693,679)

Financing Activities:
Proceeds from Contributions	687,317,539
Net Cash Provided by Financing Activities	687,317,539

Cash and Cash Equivalents
Net increase/(decrease) in cash	47,623,860
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$47,623,860

See notes to condensed consolidated financial statements.

Warburg Pincus Access Master Aggregator, L.P.

Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments in Investment Funds
Affiliated Secondary Investments

Warburg Pincus Global Growth 14 Partners, L.P. and related AIVs (2)	LP interest	Various	Various	$163,779,068	$203,636,365	25.5%
Warburg Pincus Global Growth Partners, L.P. and related AIVs (2)	LP interest	Various	Various	96,266,504	99,595,357	12.5%
Warburg Pincus Capital Solutions Founders Fund Partners, L.P. and related AIVs (2)	LP interest	Various	Various	35,069,576	42,405,948	5.3%
Other (2)	LP interest	Various	Various	124,224,552	138,796,524	17.4%
Total Affiliated Secondary Investments				419,339,700	484,434,194	60.7%

Primary Commitment
Other				7,485,422	9,080,296	1.1%
Total Primary Commitment				7,485,422	9,080,296	1.1%

Total Investments in Investment Funds				426,825,122	493,514,490	61.8%

Direct Investments
Other (1) (3)	Equity Interest	Various	Various	227,036,382	262,237,204	32.8%
Total Direct Investments				227,036,382	262,237,204	32.8%

Cash Equivalents
BLACKROCK FED FUND - INST SHARES				23,802,991	23,802,991	3.0%
JPMORGAN U.S. GOVT MONEY MARKET FUND - INST SHARES				23,819,235	23,819,235	3.0%
Total Cash Equivalents				47,622,226	47,622,226	6.0%

Total Investments in Investment Funds, Direct Investments and Cash Equivalents				701,483,730	803,373,920	100.6%

Fair Value as a Percentage of Net Assets may not add due to rounding.

(1)

The WP Master Aggregator, indirectly through its limited partner interests (“LP interests”) in WP AUSA I-A Partners, L.P., and WP AUSA Partners, L.P. and directly has an equity interest of 24.2 million shares in Atlas Ontario LP, an aggregator, which in turn is invested in Allied Universal, a business services company located in the United States. As of September 30, 2026, the WP Master Aggregator’s aggregate investment in Allied Universal totaled approximately 6.21% of its Net Asset Value, amounting to approximately a fair market value of $49.6 million at a cost of $25.3 million.

(2)

The WP Master Aggregator has purchased LP interests, including unfunded commitments, related to entities listed above as well as their related alternative investment vehicles (“AIVs”). The AIVs are maintained as separate legal entities with distinct capital calls, investments and distributions. Any capital called by an AIV reduces the capital commitment due to the overall secondary investment fund complex. As of September 30, 2026, the WP Master Aggregator, through the AIVs, indirectly held positions in over 190 portfolio companies. There is no secondary investment fund complex whose fair value exceeds 5% of the Net Asset Value of the WP Master Aggregator included within this category. Please refer to Note 3 Investments and Fair Value Measurement for further information on the respective affiliated Secondary Investments.

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

Warburg Pincus Access Fund, L.P. (“WP ACE”) invests through its wholly owned subsidiary, Warburg Pincus Access Aggregator, L.P. (the “WP Access Aggregator”) which in turn invests in WP Master Aggregator (together with the WP Access Aggregator, the “Aggregators”). The WP Access Aggregator and Warburg Pincus Access Fund S.A. SICAV (“WP ACE Lux”) are the only limited partners (“Limited Partners”) in the WP Master Aggregator. As of September 30, 2026, the WP Access Aggregator and WP ACE Lux own 64.99% and 35.01%, respectively, of the WP Master Aggregator. As of September 30, 2026, Warburg Pincus Access Fund GP, L.P., a Delaware limited partnership (the “General Partner”) has no economic interest in WP Master Aggregator.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the WP Master Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The WP Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). Accordingly, the WP Master Aggregator reflects its investments on the Condensed Consolidated Statement of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited. As the WP Master Aggregator commenced operations on February 2, 2026, no comparative financial information for the nine months ended September 30, 2025, is available and thus has not been presented in the condensed consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

In accordance with ASC 946, the WP Master Aggregator generally does not consolidate its investment in a company unless the WP Master Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the WP Master Aggregator. As of September 30, 2026, the WP Master Aggregator has a controlling financial interest in WP ACE DE and the EP Entities and therefore consolidates them into these Condensed Consolidated Financial Statements.

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

The hierarchy established under ASC 820 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by ASC 820, the WP Master Aggregator’s portfolio investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under ASC 820 and its applicability to the WP Master Aggregator’s portfolio investments are described as follows:

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

Foreign Currency

In the normal course of business, the WP Master Aggregator may make investments in non-U.S. dollar currency investments. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations. During the period from February 2, 2026 (commencement of operations) to September 30, 2026, the WP Master Aggregator did not directly hold any non-U.S. dollar currency investments.

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

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.
Investments and Fair Value Measurement

The following tables summarize the valuation of the WP Master Aggregator’s investments by the fair value hierarchy levels as of September 30, 2026:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash Equivalents
Money Market Funds	$47,622,226	$—	$—	$—	$47,622,226
Total Cash and Cash Equivalents	$47,622,226	$—	$—	$—	$47,622,226
Investments
Affiliated Secondary Investments and Primary Commitment	$—	$—	$—	$493,514,490	$493,514,490
Direct Investments	—	—	262,237,204	—	262,237,204
Total Investments	$—	$—	$262,237,204	$493,514,490	$755,751,694

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Direct Investments	$138,847,849	Market Approach	Forward EBITDA Multiple	14.5x - 21.5x	18.3x	Higher
			Forward Revenue Multiple	4.5x - 4.5x	4.5x	Higher
			Trailing EBITDA Multiple	12.0x - 20.0x	15.9x	Higher
	3,989,355	Income Approach	Discount Rate	18.7% - 18.7%	18.7%	Lower
	119,400,000	Recent Transaction Price	N/A	N/A	N/A	N/A
	$262,237,204

For the three months ended September 30, 2026 and for the period from February 2, 2026 (commencement of operations) to September 30, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2026

	Direct
	Investments	Total
Balance, Beginning of Period	$159,546,065	$159,546,065
Purchases	88,854,291	88,854,291
Change in Gain/(Loss) included in net assets	13,836,848	13,836,848
Balance, End of Period	$262,237,204	$262,237,204

	Level III Financial Assets at Fair Value
	For the period from February 2, 2026 (commencement of operations) to September 30, 2026

	Direct
	Investments	Total
Balance, Beginning of Period	$—	$—
Purchases	227,036,382	227,036,382
Change in Gain/(Loss) included in net assets	35,200,822	35,200,822
Balance, End of Period	$262,237,204	$262,237,204

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Affiliated Secondary Investments and Primary Commitment Investment

As of September 30, 2026, these investments may not be redeemed at or within three months of the reporting date and may not be sold without a general partner’s consent. Distributions received from these investments will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

The following table summarizes the unfunded commitments of investments fair valued using NAV as a practical expedient as of September 30, 2026, by industry:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment
Various
Warburg Pincus Global Growth 14 Partners, L.P. and related AIVs	$12,705,099
Warburg Pincus Global Growth Partners, L.P. and related AIVs	787,720
Warburg Pincus Financial Sector Partners, L.P. and related AIVs	1,768,000
Warburg Pincus Capital Solutions Founders Fund Partners, L.P. and related AIVs	21,985,250
Other Investment(s) in Affiliated Secondary Investments and Primary Commitment	8,316,937
$45,563,006

4.
Net Assets

On a monthly basis the WP Master Aggregator accepts contributions from WP ACE, indirectly through the WP Access Aggregator, and WP ACE Lux. The WP Master Aggregator does not allow the Limited Partners the right to withdraw without the prior consent of the General Partner.

5.
Related Party Transactions

On February 2, 2026, entities affiliated with the General Partner and Manager transferred secondary investments, as disclosed and contemplated in the WP ACE’s offering documents, and consented to by Unitholders, in the amount of $330.9 million and subsequently transferred an additional $71.8 million as of March 31, 2026. There were no additional transfers during the three months ended September 30, 2026. Certain direct investments were purchased directly from other Warburg Pincus managed funds at fair value, as determined by the General Partner.

Due to Affiliate

The WP Master Aggregator’s operating expenses are paid either by the WP Master Aggregator or by the Manager or its related affiliates. As of September 30, 2026, an affiliate of the Manager has advanced total costs of $4,491,395, which are subject to recoupment by the affiliate of the Manager. This has been recorded in the Condensed Consolidated Statement of Assets and Liabilities within Due to Affiliate.

Investments in Affiliated Secondary Investments and Primary Commitment (Investment Funds) and Direct Investments

Affiliated Secondary Investments are investment funds managed by the Manager or its affiliates. The Primary Commitment and Direct Investments are also held by other entities managed by the Manager or its affiliates. As of September 30, 2026, the WP Master Aggregator had Investments in Investment Funds of $493,514,490 and Investments in Direct Investments of $262,237,204. The WP Master Aggregator is not subject to management fees and performance fees in respect to its investments in affiliated Secondary Investments. Refer to Note 2 “Summary of Significant Accounting Policies” for more information on Investments in Investment Funds (Primary Commitments and Secondary Investments).

6.
Commitments and Contingencies

Commitments

In addition to the above, the WP Master Aggregator has unfunded commitments of $3,700,909 in its Direct Investments as of September 30, 2026.

Contingencies

The WP Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the WP Master Aggregator was not subject to any material litigation nor was the WP Master Aggregator aware of any material litigation threatened against it.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnifications

In the normal course of business, the WP Master Aggregator enters into contracts that contain a variety of indemnification arrangements. The WP Master Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the WP Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.

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

The following table summarizes the deferred tax liabilities at September 30, 2026 and the deferred income tax expense/(benefit) recorded during the period from February 2, 2026 (commencement of operations) to September 30, 2026 at the EP Entities, if applicable. The Deferred Tax Liability is recorded on the Condensed Consolidated Statement of Assets and Liabilities and the Deferred Income Tax Expense/(Benefit) is recorded on the Condensed Consolidated Statements of Operations.

The EP Entities	Deferred Tax Liability as of September 30, 2026	Deferred Income Tax Expense/(Benefit) for the period from February 2, 2026 (commencement of operations) to September 30, 2026
Warburg Pincus Access E&P Holdings (Cayman), LP	$140,667	$140,667
Total	$140,667	$140,667

The following table summarizes the deferred tax assets at September 30, 2026, all of which have been reduced by a full valuation allowance:

The EP Entities	Deferred Tax Assets as of September 30, 2026	Valuation Allowance as of September 30, 2026
Warburg Pincus Access E&P Holdings, LLC	$232,410	$(232,410)
Total	$232,410	$(232,410)

Tax Contingencies

The WP Master Aggregator files its tax returns in accordance with the tax laws and regulations of the jurisdictions in which it operates. In the ordinary course of business, the WP Master Aggregator and the EP Entities may be subject to examination by various taxing authorities; however, as of September 30, 2026, there are currently no ongoing examinations.

Warburg Pincus Access Master Aggregator, L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.
Financial Highlights

The following financial highlights for the period from February 2, 2026 (commencement of operations) to September 30, 2026 are calculated as a percentage of average Limited Partners' capital and are calculated for the Limited Partner class taken as a whole. Calculation of these highlights on an individual Limited Partner basis may yield results that vary from those stated herein due to the timing of capital transactions.

For the period from February 2, 2026 (commencement of operations) to September 30, 2026
Total Return (Limited Partners) (a)	20.35%
Ratios to weighted-average Limited Partners' interests (b)
Total expenses (c)	0.69%
Total net investment income (loss)	(0.38)%

(a)
For the period from February 2, 2026 (commencement of operations) to September 30, 2026, total return is calculated based on a time-weighted rate of return methodology. Total return is not annualized.
(b)
These ratios are not annualized.
(c)
These ratios do not include expenses incurred by the affiliated Secondary Investments that the WP Master Aggregator is invested in.

9.
Subsequent Events

The WP Master Aggregator has evaluated the impact of all subsequent events through November 12, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

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

Overview

On February 2, 2026, Warburg Pincus launched WP ACE, Warburg Pincus’s perpetual private equity solution for eligible individual investors, to provide investors greater access to Warburg Pincus’s private equity platform. Our investment objective is to provide attractive risk-adjusted returns with lower volatility relative to public markets and achieve medium-to-long term capital appreciation primarily through private equity investments (“Private Equity Investments”). Structured as a perpetual-life strategy, the Fund accepts monthly, fully funded subscriptions and aims to provide Unitholders a liquidity option through quarterly repurchase offers.

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

As of September 30, 2026, we have constructed a portfolio intended to balance near-term performance, long-term growth, and the option for periodic liquidity.

Recent Developments

The Fund commenced operations on February 2, 2026. As of September 30, 2026, the Fund has issued Units for total subscriptions of $449.7 million which together with WP ACE Lux resulted in a total of $687 million subscriptions into the WP Master Aggregator since inception.

As of September 30, 2026, the Fund’s portfolio consists of exposure to over 190 portfolio company investments, including indirect exposure via affiliated Secondary Investments of $484.4 million, a Primary commitment of $9.1 million and Direct Investments of $262.2 million.

Performance Summary

Since commencement of operations on February 2, 2026, we have delivered positive performance across all Unit Classes in the Fund with Units currently outstanding:

September 30, 2026
Inception To Date (1)
Unit Class	Total Return (2)
Class A1	16.56%
Class A2	16.76%
Class A3	16.96%
Class B1	11.40%
Class B3	11.72%

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

(2) Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit Class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units. These returns differ from those reported in accordance with U.S. GAAP in the financial highlights within the condensed consolidated financial statements for the period ended September 30, 2026, due to certain differences in expense accruals between U.S. GAAP and Transactional NAV.

Investment Portfolio

The charts below present the diversification of WP ACE’s exposure to portfolio companies, directly and indirectly via Secondary Investments, by strategy, sector and geography based on the fair value of our Private Equity Investments as of September 30, 2026:

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

Investment Income, Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The Fund generates income primarily from its investment in the WP Master Aggregator. The Fund had an interest of 64.99% in the WP Master Aggregator as of September 30, 2026. Key drivers of the results of operations of the WP Master Aggregator are discussed further below.

For the three and nine months ended September 30, 2026, the Fund recorded a Net Change in Unrealized Appreciation (Depreciation) on Investments in the WP Master Aggregator of $23.7 million and $73.8 million, respectively.

For the three and nine months ended September 30, 2026, the Fund recognized $55,143 and $93,437 of Dividend income on money market funds, respectively.

Expenses

For the three and nine months ended September 30, 2026, the Fund incurred $6.6 million and $19.1 million in gross expenses, respectively, comprised primarily of $3.5 million and $10.9 million of Performance Participation Allocation, $753,335 and $2.0 million of Amortization of deferred offering costs and $474,550 and $1.6 million of Professional Fees, respectively. Management fees for the three and nine months ended September 30, 2026 were $1.2 million and $2.7 million, respectively. For definitions and a discussion of the Management Fee and Performance Participation Allocation, see Note 5. Related Party Transactions to the condensed consolidated financial statements of the Fund included in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Warburg Pincus LLC (the “Manager”) has agreed to advance organizational and offering expenses of the Fund through the first anniversary of the Initial Closing Date, after which the Fund will begin to amortize the costs over a 60-month period. In addition to organizational and offering expenses, by way of the Expense Support Agreement, the Manager waived other operating expenses and “Specified Expenses”, except for servicing fees, Performance Participation Allocation and Management Fees (as applicable) (as defined within Note 5. Related Party Transactions to the condensed consolidated financial statements included in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q), to ensure such Fund expenses do not exceed 0.40% of the monthly net assets, on an annualized basis. The Fund agrees to repay to the Manager, or an affiliate thereof identified by the Manager, any fees waived by way of the Expense Support Agreement and any expenses advanced in excess of the Expense Limitation for such Class, provided the repayments do not cause annual operating expenses for that Class to exceed the Expense Limitation in place at the time the Fund repays the Manager or its affiliate. The Manager or its affiliate may require that WP ACE repay a waiver at any time, including in the same year it is incurred, provided that any such repayments comply with the foregoing requirement and are made within five (5) years after the month in which the limitation period is terminated. As of September 30, 2026, the amount advanced by the Manager is $9.8 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2026, the Net Increase in Net Assets Resulting from Operations was $17.2 million and $54.8 million, respectively, resulting from a Net Change in Unrealized Gain on Investments of $23.7 million and $73.8 million, respectively and a Net Investment Loss of $6.5 million and $19.0 million, respectively.

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

For the three months ended September 30, 2026 and the period from February 2, 2026 (commencement of operations) to September 30, 2026, the Net Increase in Net Assets Resulting from Operations is $36.2 million and $111.6 million, respectively, resulting from a Net Realized Gain (Loss) on Investments of $10.8 million and $12.3 million, respectively, a Net Change in Unrealized Gain (Loss) on Investments of $26.9 million and $101.9 million, respectively and additional Net Investment Loss of $1.3 million and $2.5 million, respectively.

The net change in unrealized appreciation on its investments from the investments in Other Warburg Pincus Funds, acquired on February 2, 2026, and subsequently fair valued.

WP Master Aggregator Expenses

For the three months ended September 30, 2026 and the period from February 2, 2026 (commencement of operations) to September 30, 2026, the WP Master Aggregator incurred total expenses of $2.0 million and $4.5 million, respectively, made up of Deal diligence costs of $1.6 million and $3.2 million, respectively, and organizational costs, professional and general and other fees of $428,681 and $1.3 million, respectively.

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

As of September 30, 2026, the Fund had $2.2 million in cash and cash equivalents, which is primarily made up of investments in money market funds. Additionally, the WP Master Aggregator had $47.6 million in cash and cash equivalents, which is primarily made up of investments in money market funds.

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

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond September 30, 2026, see Note 7. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Fund, L.P. and Note 6. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Master Aggregator, L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

September 30, 2026
Components of the Fund's Transactional Net Asset Value
Investment in WP Master Aggregator	$522,164,106
Cash and Cash Equivalents	2,157,994
Accrued Unitholder Servicing Fees (a)	(1,363,536)
Performance Participation Allocation Payable	(10,861,902)
Management Fee Payable	(822,967)
Other Liabilities	(882,653)
Transactional Net Asset Value	$510,391,042

(a)
Accrued Unitholder servicing fees only apply to Class A1, Class A2 and Class B1 Units. For purposes of the Fund’s Transactional NAV, the fees are recognized as a reduction of the Fund’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each Class of the Fund with Units outstanding as of September 30, 2026 was as follows:

	September 30, 2026
	Transactional NAV	Number of
	per Unit	Units
Class A1	$29.14	10,803,520
Class A2	$29.19	480,000
Class A3	$29.24	118,546
Class B1	$27.85	5,628,965
Class B3	$27.93	702,572
Class E	$33.31	52,601
		17,786,204

The following table reconciles GAAP Net Asset Value to the Fund’s Transactional NAV.

September 30, 2026
GAAP Net Asset Value	$483,047,923
Adjustments
Organizational, Offering Expenses and other Specified Expenses (a)	7,776,321
Servicing Fee (b)	16,647,687
Investment in WP Master Aggregator (c)	2,919,111
Transactional Net Asset Value	$510,391,042

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

Fair Value

As investment companies under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), the Fund and the WP Master Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize the investments in accordance with U.S. GAAP and for purposes of computing a monthly Transactional NAV.

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

Servicing Fees

Class A1, Class B1, Class A2, Class B2 and Class C1 bear a Servicing Fee calculated on an annualized basis on the Transactional NAV of each Class of Units as of the last day of each month. The Servicing Fee is payable to a financial intermediary, in an amount equal to 0.50% for Class A1 and B1, 0.25% for Class A2 and Class B2 and 0.85% for Class C1. In calculating the Servicing Fee, WP ACE uses its NAV before giving effect to any accruals for the Servicing Fee, repurchases, if any, for that month and distributions payable on the Units. No Servicing Fee is payable with respect to Class A3, Class A4, Class B3, Class B4, Class C2, Class D and Class E Units.

For the avoidance of doubt, the Servicing Fees are payable by the Fund and Unitholders will not be billed separately for payment of the fees. All or a portion of the Servicing Fee may be paid to the Manager and/or reallowed (paid) to, participating brokers or other financial intermediaries, including to compensate such participating brokers or other financial intermediaries for reporting, administrative and other services provided to a Unitholder by such participating brokers or other financial intermediaries, as applicable. The receipt of the Servicing Fee by a Unitholder’s broker or other financial intermediary will result in a conflict of interest.

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

As of September 30, 2026, in accordance with U.S. GAAP the Fund accrued Servicing Fees of $18.0 million, of which $1.4 million is due and payable as of September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in Private Equity Investments. Most of our investments do not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in WP ACE’s NAV may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material. See “Critical Accounting Estimates - Fair Value” within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.

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

For the three and nine months ended September 30, 2026, the Fund repurchased 124 Units at a Transactional NAV of $27.80, amounting to $3,452 pursuant to the Repurchase Program, on the applicable repurchase date.

For additional information on our Repurchase Program, see Note 4. “Net Assets” in the “Notes to Condensed Consolidated Financial Statements” of Warburg Pincus Access Fund, L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Amended and Restated Expense Limitation and Reimbursement Agreement

On November 11, 2026, the Fund and the Manager entered into an amended and restated Expense Support Agreement (the "Amended Expense Support Agreement"). The Amended Expense Support Agreement clarified the definition of Specified Expenses to include fees payable to third parties in connection with sourcing or identification of portfolio investments and transaction-related expenses associated with unconsummated transactions. This description does not purport to be complete and it is qualified in its entirety by reference to the Amended Expense Support Agreement, a copy of which is filed with this Quarterly Report as Exhibit 10.1.

Item 6.  Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form 10, filed with the SEC on August 29, 2025).

3.2	Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2026).

10.1*	Amended and Restated Expense Limitation and Reimbursement Agreement, dated November 11, 2026, by and between Warburg Pincus Access Fund, L.P. and Warburg Pincus LLC.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 12, 2026

Warburg Pincus Access Fund, L.P.

/s/ Christopher Turner
	Name:	Christopher Turner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026

Warburg Pincus Access Fund, L.P.

/s/ Megan Kilcourse
	Name:	Megan Kilcourse
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)